Form 10KSB
period 2000-12-31
PHAGE THERAPEUTICS INTERNATIONAL INC
filed 2001-04-16
CIK 1075744

U. S. Securities and Exchange Commission

                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

         For the fiscal year ended December 31, 2000

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

        For the transition period from _____________ to _________________

                               Commission File No.

                     PHAGE THERAPEUTICS INTERNATIONAL, INC.
                 (Name of Small Business Issuer in its Charter)

           Florida                                            91-1930691
----------------------------------                            ----------
(State or Other Jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

           19017 120th Avenue NE, Suite 102, Bothell, Washington 98011
                    (Address of Principal Executive Officers)

                    Issuer's Telephone Number: (425) 481-6255

                                       N/A
          Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:         None

Name of Each Exchange on Which Registered:                             None

Securities Registered under Section 12(g) of the Exchange Act:         Common

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

(1)      Yes   X     No                   (2)      Yes             No    X
               -       --                               -                -

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year: December 31, 2000 - $0

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

As of April 12, 2001, the last sale price of the stock was $1.01 per share for an aggregate market value of the voting stock held by non-affiliates of $9,850,012. The stock is currently being traded on the Pink Sheets(R). As of April 12, 2001 the Bid Price was $1.01per share and the Ask Price was $1.05 per share.

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                 April 10, 2001
                                   10,895,444

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format        Yes              No       X
                                                                           -




                      PHAGE THERAPEUTICS INTERNATIONAL INC.
                                   Form 10KSB
                                December 31, 2000

                                Table of Contents


PART I............................................................................................................1
         Item 1.           Description of Business................................................................1
         Item 2.           Description of Property...............................................................10
         Item 3.           Legal Proceedings.....................................................................11
         Item 4.           Submission of Matters to a Vote of Security Holders...................................11

PART II..........................................................................................................11
         Item 5.           Market for Common Equity and Related Stockholder Matters..............................11
         Item 6.           Management's Discussion and Analysis or Plan of Operation............................ 13

         Item 7.           Financial Statements..................................................................19
         Item 8.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..43

PART III.........................................................................................................43
         Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                           Compliance with Section  16(a) of Exchange Act........................................43
         Item 10.          Executive Compensation................................................................47
         Item 11.          Security Ownership of Certain Beneficial Owners and Management........................51
         Item 12.          Certain Relationships and Relation Transactions.......................................53
         Item 13.          Exhibits and Reports on Form 8-K......................................................54


                                     PART I

ITEM 1.DESCRIPTION OF BUSINESS .

BUSINESS DEVELOPMENT.

Phage Therapeutics International Inc. ("Phage" or the "Company")) was originally incorporated in the State of Florida on July 8, 1997, under the name All Products Distribution, Corp. All Products Distribution, Corp. was founded with the specific intent of opening salons offering services such as manicures, pedicures, facials and hairstyling. This business venture was not successful and was not continued by previous management. On August 19, 1998, under its present management, All Products Distribution, Corp. changed its name to Phage Therapeutics International Inc. Phage switched its focus to biotechnology when it decided to pursue the acquisition of Phage Therapeutics, Inc. ("Phage Therapeutics"). Phage Therapeutics was incorporated in the State of Washington on December 24, 1996. The principal executive offices of Phage are located at 19017 120th Avenue NE, Bothell, Washington 98011 and Phage's telephone number is
(425) 481-6255.

On March 15, 1999, the Company filed an Amendment to its Articles of Incorporation with the State of Florida, to decrease the outstanding capital of the Company by consolidated each 4 common shares to 1 share, thereby decreasing the issued and outstanding capital of 10,113,500 common shares, par value $0.001 to approximately 2,528,375 common shares issued and outstanding.

The Company's authorized capital is 50,000,000 par value $0.001.

BUSINESS.

Phage is an emerging biotechnology company that, through its controlling interest in Phage Therapeutics, a bio-pharmaceutical corporation, is focused on the discovery, development and regulatory approval of bacteriophage-based therapeutic products for the treatment of certain antibiotic-resistant infections and other bacterial infectious diseases. Bacteriophage (phage or phage therapeutic agents) are bacterial viruses that infect and destroy bacteria. A bacteriophage virus infects a host bacterial cell by attaching itself to the bacterial cell surface and then injecting its viral nucleic acid into the bacterial cell. Hundreds of new bacteriophage viruses are formed within the bacterial cell as the virus replicates. The bacterial cell is subsequently destroyed, releasing the newly formed bacteriophage viruses to infect additional bacterial cells. This process is repeated within the bacterial population about every 20 minutes until the bacteria are eliminated. Bacteriophage are highly specific, with each kind of bacteriophage typically infecting only one bacterial species.

In other words, Phage is focused on developing  bacterial viruses that will help
individuals   infected  with   bacteria   that  are  resistant  to   traditional
antibiotics.

Phage has acquired approximately 88% of the issued and outstanding share capital of Phage Therapeutics through a combination of purchasing 632,000 shares of common stock directly from Phage Therapeutics and through a completion of a series of share exchange agreements, in March and April of 1999, with individual stockholders in which a total of 4,022,425 shares of Phage was issued in exchange for 9,691,000 shares of Phage Therapeutics. An additional 500,000 shares were acquired directly from four investors in Phage Therapeutics in exchange for participation in the February 23, 1999 offering of the Company at $0.05 per share. The total issued and outstanding shares of Phage Therapeutics is 12,312,000. All of the stockholders who participated in the share exchange received their stock through Regulation D, Rule 504. Phage is in the process of acquiring an additional 812,000 shares of Phage Therapeutics, Inc. in a series of share exchange agreements for a total ownership position of 92% of Phage Therapeutics, Inc. The Company intends to acquire 100% of Phage Therapeutics, Inc. through exercise of its statutory right of acquisition provided under the Washington Business Corporation Act Title 23B of the Revised Code of Washington.

BUSINESS STRATEGY

Phage's initial business strategy is to increase its share holdings in Phage Therapeutics. The resulting combined corporate entity intends to establish itself as a leader in the discovery, development and regulatory approval of bacteriophage-based therapeutic products for the treatment of certain antibiotic resistant and other bacterial infectious diseases. Phage will subsequently manufacture and seek regulatory approval for its bacterial virus products through Phase II Clinical trials (clinical trials). Once clinical trials have commenced, Phage then plans to enter agreements with pharmaceutical companies to achieve marketing, sales and distribution of the resulting pharmaceutical products. Discussions regarding such agreements have not yet been initiated. Phage intends to enter agreements with major pharmaceutical or biotechnology companies that are in the business of marketing, sales and distribution of antibacterial products, such as antibiotics or other antibacterial agents. The Company does not intend to sell its discoveries to these third parties, rather Phage intends to license the successful product lines to these third parties for the marketing, sales and distribution of its products. At present, the Company has not identified, nor approached any specific potential pharmaceutical or biotechnology companies because the Company feels it is too early to do so. Phage believes the appropriate time to approach specific potential pharmaceutical or biotechnology companies that are in the business of marketing, sales and distribution of antibacterial products would be after substantial preclinical safety and efficacy data are accrued on the Company's first product candidate, which is estimated to be by the last quarter of 2001.

To the Company's knowledge, there are presently no bacteriophage-based products that have been approved by the US Food and Drug Administration ("US FDA").

Phage requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plan. Initial working capital has been obtained by the private sale of Phage's Common Shares from December 1996 to present. Phage can meet its short term cash flow needs from the proceeds obtained from a recent sale of its Common Shares. In the long term, Phage intends to continue to utilize the sale of its investment securities to meet its cash flow needs until it is in the position to market or sell its product.

INITIAL PRODUCT LINE

Presently, Phage Therapeutics is developing three bacteriophage product candidates that demonstrate significant activity against antibiotic-resistant forms of Staph and other Staph species commonly considered to be serious infectious agents. Phage Therapeutics' top bacteriophage product candidate has shown strong and reproducible therapeutic activity against most bacteria tested, including most of the antibiotic-resistant forms of the bacterium. On approximately March 1, 2001, the first product candidate bacteriophage was sent to a contract laboratory for preclinical testing of its safety and efficacy and testing. This first product candidate is the only product which is ready for preclinical testing. The intended use of this first product candidate is to combat antibiotic-resistant forms of Staph. The objective of preclinical testing is to show that the product candidate demonstrates evidence of its intended therapeutic effect in relevant animal models of the target disease. Following the series of preclinical safety and efficacy studies, Phage and Phage Therapeutics plan to initiate Phase I clinical trials for safety under US FDA (United States Food and Drug Administration) guidelines. Based on Phage Therapeutics' own preclinical studies and discussions with the contract laboratory, Phage estimates that the preclinical safety and efficacy studies done by the contract laboratory will be close to completion by the end of the last quarter of 2001.

Phage Therapeutics has two additional bacteriophage products currently in early stages of development. The two products are bacteriophage pharmaceutical products for the treatment of Tuberculosis (TB) and Pseudomonas aeruginosa. TB is a disease caused by bacteria called Mycobacterium tuberculosis, which can attack any party of the body, but usually attacks the lungs (see the CDC website for more information at: http://www.cdc.gov/nchstp/tb;faqs/qu.htm). Pseudomonas aeruginosa is a bacterium responsible for severe nosocomial infections, life-threatening infections in immunocompromised persons, and chronic infections in cystic fibrosis patients (see the CDC website for more information at: http://www.cdc.gov/ncidod/eid/vol4no4/vandelden.htm). Both of Phage Therapeutics' bacteriophage products are at the discovery and early development stages. Phage Therapeutics already has collections of bacteriophages and clinical isolates for both new products, which are the essential biological materials to be used for the derivation of the bacteriophage products. Both products are in the early scale-up manufacturing development stage, wherein Phage is deriving synthetic culture media and manufacturing methods to produce the first Product Candidates. Phage anticipates that the two additional products will be ready for first preclinical testing by the end of the last quarter of 2001.

DISTRIBUTION METHODS OF THE PRODUCTS OR SERVICES.

Phage intends to enter agreements with major pharmaceutical or biotechnology companies that are in the business of marketing, sales and distribution of antibacterial products, such as antibiotics or other antibacterial agents. The Company does not intend to sell its discoveries to these third parties, rather Phage intends to license the successful product lines to these third parties for the marketing, sales and distribution of its products. At present, the Company has not identified, nor approached any specific potential pharmaceutical or biotechnology companies because the Company feels it is too early to do so. Phage believes the appropriate time to approach specific potential pharmaceutical or biotechnology companies that are in the business of marketing, sales and distribution of antibacterial products would be after substantial preclinical safety and efficacy data are accrued on the Company's first product candidate, which is estimated to be by the last quarter of 2001.
MARKETPLACE

The current annual worldwide market for infectious disease therapeutic agents is estimated to exceed $30 billion and continues to grow (Last Days of the Wonder Drugs, Discover, November 1998: 78). This growth continues in spite of the fact that bacteria have now developed resistance to nearly all of the antibiotic agents that represent the product growth leaders (Last Days of the Wonder Drugs, Discover, November 1998: 76-84). This has led to a continual stream of new antibiotic products introduced to the market, many of which have severely shortened product life spans, as a direct result of the rapid development of resistance by infectious bacteria (Last Days of the Wonder Drugs, Discover, November 1998: 76-84). The medical community, including the Center for Disease Control and the US FDA have been urging and supporting the biomedical research community to expand their efforts to identify new technologies and products employing novel mechanisms of action against infectious bacteria. The underlying technology surrounding the bacteriophage products is anticipated to yield new therapeutic agents for the treatment of life-threatening infections, especially those incited by antibiotic-resistant bacteria (The Return of the Phage, Smithsonian; Vol 44: 43). Phage anticipates stepping up to fill this void of identifying new products to fight infectious bacteria resistant to other antibiotic agents.

MANUFACTURING DEVELOPMENT

Essential to the successful manufacturing of bacteriophage therapeutic products for preclinical and clinical testing, regulatory approval, and commercial sale is the establishment of current Good Manufacturing Practices (cGMP) systems of manufacturing that will result in the reproducible manufacturing of pharmaceutical products. The cGMP system for manufacturing, processing, packaging, or holding of drugs is found in Part 210 of the 21 Code of Federal Regulations of the US FDA. Part 211 regulates cGMP for finished pharmaceuticals. The purpose of establishing cGMP for methods used in, and the facilities or controls to be used for, the manufacture, processing, packing, or holding of a drug is to assure that such drug meets the requirements of the act as to safety, and has the identity and strength and meets the quality and purity characteristics that it purports or is represented to possess. The US FDA's role in the development of a new drug begins when the drug's sponsor (usually the manufacturer or potential marketer) having screened the new molecule for pharmacological activity and acute toxicity potential in animals, wants to test its diagnostic or therapeutic potential in humans. At that point, the molecule changes its legal status under the Federal Food, Drug, and Cosmetic Act and becomes a new drug subject to specific requirements of the drug regulatory system. This occurs through the Investigational New Drug Application (IND) Process.

Phage and Phage Therapeutics have substantial expertise in cGMP manufacturing of pharmaceutical products. In particular, Dr. Richard Honour has created and managed Good Manufacturing Practices with ZymoGenetics, Inc.(Seattle, WA) and MicroProbe Corporation (Bothell, WA). Mr. Michael Maloney is a Regulatory Affairs Certified professional with more than 25 years of US and international experience in the commercialization of medical products. Ms Deirdre Sweeney is also a Regulatory Affairs Certified professional who has experience working for the FDA (Cincinnati District Office), Bristol-Meyers Squibb (Seattle, WA) and NeoRx Corporation (Seattle, WA). Phage plans to have the initial products manufactured by contract at a facility in compliance with cGMP guidelines of the US FDA. Phage will establish a cGMP manufacturing management system for both drug substance and clinical supplies manufacturing. The bacteriophage products are considered to be biologicals by the US FDA, and the individuals mentioned above all have experience in establishing systems to the US FDA standards. Computer-based quality assurance, quality control and documentation systems have been established to assure compliance with US FDA and international regulatory authorities. Phage anticipates advancing the development of one pharmaceutical product candidate through one stage of development at any time, although two additional pharmaceutical product candidates will be initiated concurrently within the molecular biology research and development facility.

COLLABORATIVE ARRANGEMENTS

Phage Therapeutics has executed advisory agreements ("Advisory Agreement" or "Advisory Agreements") effective January 1, 2001 with Dr. John Majnarich of Preston, Washington and Mr. Michael Maloney, of Woodinville, Washington (collectively the "Advisors"). The Advisory Agreements engage Dr. John Majnarich for advisory services in the general field of Preclinical Testing and engage Mr. Michael C. Maloney for advisory services in the general field of Regulatory Affairs. Both Advisory Agreements are for twelve (12) months commencing January 1, 2001 with an option to extend the Advisory Agreements for an additional twelve (12) month period. Both Advisory Agreements are attached as Exhibit 10.1.

The Advisory Agreements cover the compensation to be paid to Dr. Majnarich and Mr. Maloney, which is by way of stock options in Phage. Both Dr. Majnarich and Mr. Maloney are granted 35,000 shares at an exercise price of $0.75 per share. These stock options were granted October 10, 2000. The vesting date for these shares will be determined by the Administrator of the Stock Option Plan once the Company determines whether there will be additional stock options granted to new employees. The Company anticipates determining a vesting date by the end of April 2001 regardless of whether new stock options are granted.

The Advisory Agreements protect Phage Therapeutics' rights over the development of any inventions that Dr. Majnarich or Mr. Maloney may make or develop relating to Phage Therapeutics bacteriophage technology or products during the term of their service to Phage Therapeutics. The Advisor(s) must give notice of any such invention to Phage Therapeutics, assign to Phage Therapeutics all of Advisor's rights therein, and execute any documents and otherwise reasonably cooperate with Phage Therapeutics in securing patents on such inventions. This is contingent on the Advisor not being precluded from doing so by a pre-existing employment contract or agreement.

Both Advisors have represented that neither of them are under any obligations to any third party which would prevent either of them from carrying out their duties and obligations under the Advisory Agreements. To avoid any potential conflict of interest, both Advisors have agreed to provide written notice to Phage Therapeutics within one (1) week of entering into any consulting, advisory or research agreement with a corporate third party in the field of bacteriophage technology or products during the period Advisors are providing services to Phage Therapeutics. The term "Corporate" in intended to mean any organization operating in the United States of America or in a foreign country with an expressed intent to make profits and includes organizations like limited partnerships, joint ventures, corporations, and the like.

The Advisory Agreements state that the Advisors shall not disclose to Phage Therapeutics any information which is secret or confidential or belonging to Advisor or to a third party, or with respect to which Advisor is under an obligation to a third party to maintain confidentiality. If during the term of the Advisory Agreements, either Advisor discloses any inventions to Phage Therapeutics which were conceived prior to the term or are outside the scope of the Services under this Agreement, Phage Therapeutics shall have no liability to either Advisor because of its use of such ideas, except that this shall not be construed as a license under any valid patent now or hereafter issued thereon.

Both Advisors have entered separate confidential disclosure agreements ("Confidential Agreement" or Confidential Agreements") with Phage Therapeutics on October 16, 2000. The Confidential Agreements state that all proprietary and confidential information, including knowledge of Phage Therapeutics' projects, project and project plans, genomic and oligonucleotide sequences, general activities and other proprietary and confidential information not publicly disclosed, as may be related to Phage Therapeutics' business or technical activities which may be acquired as a result of disclosures by Phage
Therapeutics personnel or otherwise shall be kept as confidential by the Advisors. The Advisors further represent that neither Advisor shall disclose Phage Therapeutics proprietary and confidential information to any third party without prior written authorization by Phage Therapeutics. The obligation of confidentiality under these agreements shall terminate five (5) years after the effective date of the Confidential Agreement. All employees and Advisors have signed Confidential Agreements. A copy of the standard Confidential Agreement as
Exhibit 10.2.

Phage's strategy is to enter into arrangements with licensors, licensees and others for the research, development, manufacturing, marketing and commercialization of its products. There can be no assurance that Phage will be able to establish such arrangements on favorable terms, if at all, or that such arrangements will be successful. The failure to establish successful collaborative arrangements with respect to certain products could negatively impact Phage's ability to commercialize those products. Besides the collaborative relationships with Mr. Michael Maloney and Dr. John Majnarich, Phage does not have any other such collaborative arrangements in place at this time.

COMPETITIVE BUSINESS CONDITIONS.

To the Company's knowledge, there are two United States companies, which may be competition for Phage. These two companies are known to be in the business of the development of bacteriophage pharmaceutical products. These companies are Exponential Biotherapies, Inc. of Port Washington, New York (www.ebi.org), and Intralytix, Inc. of Baltimore, MD (http://www.intralytix.com). Phage's current understanding is that both Exponential Biotherapies, Inc. and Intralytix, Inc. are developing bacteriophage products for the treatment of Vancomycin-Resistant Enterococcus (VRE), and perhaps other human bacterial infectious agents, such as Staphylococcus aureus and Escherichia coli. Phage also understands that one or both of these companies may be developing bacteriophage products for the treatment of infectious diseases of animals (Bacteriophage May Offer Alternatives in Treating Multi-Drug-Resistant Bacteria, Genetic Engineering News 1998; 18: 46). The status of the development and regulatory approval of products by these companies is proprietary and confidential to those respective companies, and as such, Phage must rely on outside information, such as journals, articles, and the companies' website. However, to the Company's knowledge, both Exponential Biotherapies, Inc. and Intralytix, Inc. remain as early-stage companies, with their technology and products at the discovery and early development stage. Therefore, any products that these two companies may have in development would not yet be in clinical trials under review by the US FDA. The Company is unaware of any other competitors at this time.



SOURCES AND AVAILABILITY OF RAW MATERIALS AND NAMES OF PRINCIPAL SUPPLIERS

None; not applicable.



PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Phage is developing and patenting novel bacteriophage technologies created within its own laboratories in Washington State. Phage Therapeutics has filed a patent application number 09/082-274 on May 20, 1998, to protect Phage's bacteriophage compositions of matter, methods for their production, strains of bacteria and bacteriophage, and the therapeutic uses of bacteriophage for treating patients Staphylococcal products and to create significant barriers to entry by potential competitors. A second patent application, number 09/631-605 has been filed on August 3, 2000, to protect a proprietary, novel, natural source for Phage's library of Staphylococcal bacteriophage active against both Staphylococcus aureus and S. epidermidis. Both patent applications include bacteriophage compositions, useful methods for their production, producer strains of bacteria and therapeutic uses for treating humans and domestic animals. At this time, both patents are still pending and the Company is unaware as to when, or if, the patents will be accepted or registered.

For patent purposes, Phage Therapeutics has already deposited certain producer strains with the American Type Culture Collection (ATCC) and will be depositing additional producer strains and novel bacteriophage in the near future. ATCC is a global nonprofit bioresource center that stores and distributes biological material  such as bacteria  and viruses for academic and  industrial  labs.  The patent laws of the United States require an inventor who wishes to obtain a patent to provide the patent office with 1) a full disclosure of the invention, including the manner and process for making and using it which would enable a person skilled in the art to practice the invention; and 2) a disclosure of the best mode for practicing the invention (35 USC 112). If undue experimentation is required to practice an invention successfully, the disclosure is deemed by the patent office to be insufficient. In cases where a novel microorganism is involved, the patent office traditionally requires the deposit of a sample with a recognized patent depository in order to meet the above disclosure requirements. ATCC has accepted deposits for patent purposes since 1949, long before depositing was a formal requirement of any patent office.

Phage Therapeutics has adopted a program to identify and protect intellectual property resulting from research and development programs within its United States research operations, as well as with its collaborating investigators and institutions. Phage's policy is to protect its technology by, among other things, filing patent applications with respect to technology considered important to the development of its business. Phage also relies on trade secrets, un-patented know-how, continuing technology innovation and the pursuit of licensing opportunities to develop and maintain its competitive position. At this time, Phage and Phage Therapeutics do not have any material licenses. Phage Therapeutics also require its employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to execute confidentiality agreements (which include non-competition provisions) upon the commencement of employment or other relationship with Phage. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with Phage is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all of the technology of Phage or its subsidiary which is conceived by the individual during the course of employment with Phage is the exclusive property of Phage.

REGULATORY MATTERS

General. Regulations imposed by federal, state and local authorities in the United States, as well as authorities in other countries, are a significant factor in the conduct of the research, development, manufacturing and eventual marketing of Phage's products. In the United States, drugs, biological products and medical devices are regulated by the United States Food, Drug and Cosmetic Act which is administered by the US FDA.

There are other regulatory laws, and corresponding regulations, which require that the conduct of laboratory, preclinical and clinical studies conform with current Good Laboratory Practice ("cGLP") and current Good Clinical Practices ("cGCP"). In addition, manufacturing facilities for the research, testing and production of drugs which are commercially produced must meet Good Manufacturing Practice ("cGMP") requirements.

Phage is in compliance with all regulatory requirements to which it is subject and has not been sanctioned by any regulatory authority for failure to comply with any such requirements.

Regulatory Process for Therapeutic Drugs. The development and approval of a new drug requires the performance of pre-clinical testing and clinical trials. The duration of trials and number of subjects required may vary according to the disease studied, the seriousness of the side effects, the nature of the proposed treatment and the availability of existing therapies. Phage has not yet started clinical trials.

Preclinical Studies. The purpose of preclinical studies is to determine the safety, efficacy, performance and scientific value of a new drug in cell and animal models before it is administered to humans. Preclinical studies also include laboratory evaluation of product chemistry, formulation and stability. Some of the preclinical testing, including toxicity studies on animal species, must be conducted by laboratories that comply with cGLP regulations. Data obtained from preclinical studies must provide an adequate basis for evaluating both the safety and scientific rationale for subsequent Phase I clinical studies in patients. Preclinical testing began last year of the Company's first Product Candidate. All of the data collected during preclinical studies must then be presented in the form of an Investigational New Drug Application ("IND") or its equivalent to the regulatory authorities in the jurisdiction where clinical studies were conducted. In the United States, clinical studies may begin 30 days after the IND application is filed unless the FDA notifies the applicant otherwise. Reproductive safety studies provide justification for allowing enrolment of female subjects of childbearing potential. Toxicity and carcinogenicity studies that may take as long as 24 months to complete may be undertaken to demonstrate the safety of drug administration for the extended period of time required for effective therapy. Formal "IND" preclinical testing began approximately on March 1, 2001 at a cGLP-compliant laboratory of the Company's first Product Candidate bacteriophage.

Clinical Trials. Clinical trials involve the administration of investigational products to humans under the supervision of a qualified investigator. These trials must be conducted in compliance with cGCP guidelines under protocols set out in the IND. Clinical trials are generally conducted in three phases. Phase I clinical trials are commonly performed in healthy human subjects or, less frequently, in selected patients with the targeted disease or disorder. The objective of these trials is to obtain initial data concerning the toxicity and patient tolerance to the test article. Data regarding the absorption, distribution, metabolism and excretion of the drug may also be obtained in Phase
I. In Phase II clinical trials, preliminary evidence is sought regarding the effects of the drug, the proposed dosing regimen, and the desired therapeutic efficacy with small numbers of patients with the targeted disease. In these trials, efforts are made to evaluate tolerable dose ranges, as well as the optimal dosage level and dosage schedule. Additional safety data may be compiled from these trials. Phase III clinical trials generally consist of expanded, larger-scale, multi-institutional studies of patients with the targeted disease so as to obtain statistical evidence of the efficacy and safety of the proposed drug, in comparison with standard therapy. Phase IV studies consist of collecting data from the general public to determine the long term market experience on the potential product.

After the results of Phase III clinical trials are evaluated, Phage will determine, with the advice and guidance of the FDA, if or when any Phase IV clinical trials may be required. If substantial safety data is obtained during Phase III clinical trials, then a Phase IV clinical trial may not be required. Such determination of whether Phase IV clinical studies are required can only be made by the FDA after the end of Phase III clinical trials. The Company cannot anticipate up-front when and if Phase IV studies may be required.

Phage anticipates entering agreements with major pharmaceutical or biotechnology companies that are in the business of marketing, sales and distribution of antibacterial products. The Company anticipates licensing its products to these third parties after Phase II clinical trials are completed at the earliest, and after Phase III clinical trials at the latest.

Approval Process. The US FDA may interrupt clinical studies if the health of the subjects is threatened, if the side effects are not compensated for by the drug's benefits or for any other reason. Once Phase III clinical trials have been completed, all clinical trial results as well as information concerning the product and its composition, synthesis, manufacture, packaging and labeling methods for the purpose of obtaining approval to market the product are collated into a file known as the regulatory dossier. The dossier, along with appropriate application material, is filed according to agency-specific guidelines with the appropriate regulatory authority. This application is known as a New Drug Application ("NDA") in the United States.

The agency review of an NDA generally takes two to three years and government authorities may subsequently require that the performance of Phase IV studies be completed following initial marketing of the drug to assess its long-term effects.

Since drug manufacturing is also regulated, companies are required to ensure compliance with cGMP quality standards that require the control of production activities, raw-material procurement, product recalls, labeling and promotional material. In addition to these standards, which are common to all drugs, manufacturers of biopharmaceutical products must demonstrate that their products are homogeneous from one lot to the next, failing which the applicable regulatory authority may prohibit the sale of a lot and possibly require that a product be recalled.

Accelerated Approval in the United States. The US FDA has enacted regulations which are intended to accelerate the process of validating the development, assessment and marketing of new diagnostic drug or drugs used for the treatment of serious diseases for which there is no other satisfactory treatment. This "fast-track" designation enables the US FDA to participate in the process of establishing research protocols and enables US FDA (but does not require it) to approve the marketing of the drug immediately following the conclusion of Phase II clinical trials. The US FDA may nonetheless require that Phase III clinical trials for a drug be completed even if it has approved the marketing of the drug.

Phage estimates that it has spent approximately $1,587,354 on research and development from the date of inception to December 31, 2000, and $596,692 over the twelve month period ending December 31, 2000 This does not include expenses associated with consulting fees, travel, meetings, rent and other facilities, and amortization. See the Audited Consolidated Financial Statements dated December 31, 2000 in Part F/S.



COST AND EFFECTS OF COMPLIANCE WITH THE ENVIRONMENT LAWS.

None; not applicable.



NUMBER OF EMPLOYEES.

Phage presently conducts its business through its Officers and Directors and through employees of Phage Therapeutics.

As of January 1, 2001, Phage Therapeutics has 6 full-time employees in its Bothell, Washington laboratory and office facility. These employees are: Richard
C. Honour, PhD; Richard E. Herman, PhD; Douglas Lee, MS/MBA; Larry Syltebo, BS/MT; Kenneth E. Lehman, MBA; and Tracy Honour. The employees of Phage Therapeutics are not unionized. Phage and Phage Therapeutics anticipate that the development of its business will require the hiring of additional employees. None of the current employees are covered by a collective bargaining agreement, and Phage Therapeutics has never experienced a work stoppage. Phage Therapeutics considers its employee relations to be good. Phage believes its future success will depend in large part upon its continuing ability to attract, train and retain highly skilled management and technical personnel. Employee agreements have been entered into for all six employees effective as of November 1, 2000, except for Larry Stylebo's employment agreement which is effective as of December 6, 2000. The employee agreements are attached as Exhibit 10.3.

Phage pays Stealth Investments Corp., a British Columbia registered company providing management services, a monthly fee of $15,000 in which $5,000 is paid as management fees to Mr. Darren Pylot, $5,000 is paid as management fees to Mr. Chris Tomanik, $2,500 is paid to Mr. Noah Croom, Phage's legal counsel and
$2,500 is paid to Mr. Mark Patchett. Mr. Darren Pylot is the sole officer, director and shareholder of Stealth Investments Corp. Stealth Investments Corp. was incorporated in the Province of British Columbia, Canada on October 29, 1996 under the name "530021 B.C. Ltd. and changed its name to "Stealth Investments Corp. on May 12, 1998. Mr. Darren Pylot is also the Chief Financial Officer and a Director of Phage. Mr. Chris Tomanik is an employee of Stealth Investments Corp. and is in charge of investor relations and marketing for Phage through the management services contract with Stealth Investments Corp. Mr. Noah Croom joined Stealth Investments Corp. in August 2000. Mr. Croom holds a J.D. degree from the University of Virginia and is a member of the New York State Bar Association. Mr. Croom has practiced securities law with the firm Lathan & Watkins in New York prior to becoming Phage's legal counsel. Mr. Mark Patchett is an employee of Stealth Investments Corp. who does general administrative work on behalf of Phage. The management agreement between Phage and Stealth Investments Corp. is attached as Exhibit 10.4.

RISK FACTORS

The factors set forth below, along with the other information contained herein, should be considered carefully in evaluating Phage's prospects. Further, this document contains certain forward-looking statements that involve risks and uncertainties, such as statements of Phage's plans, goals, objectives, expectations and intentions. The cautionary statements made in this section apply to all related forward-looking statements wherever they appear in this document. Readers are cautioned that, while the forward-looking statements reflect Phage's good faith beliefs, they are not guarantees of future performance, and involve known and unknown risks and uncertainties. In addition, Phage's actual results could differ materially from those discussed herein and the business, its financial condition or results of operations could be materially and adversely affected. In such case, some of the factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this document.

Start-up or Development Stage Company. Since its organization, Phage has had limited operations and is a "start-up" or "development stage" company. As with any company at this stage, there may be unforeseen costs, expenses, problems and difficulties of which the management may not be aware of. A commitment of substantial resources to conduct time-consuming research and development and clinical studies will be required if Phage is to complete the development of any potential products. Phage has not yet begun to market or generate revenues from the commercialization of its products and expects to incur further substantial losses for the foreseeable future. There can be no assurance that any of Phage's products will meet applicable health regulatory standards, obtain required regulatory approvals, be capable of being produced in commercial quantities at reasonable costs or be successfully marketed, or that the investment made in such potential products will be recouped through product sales to generate sufficient revenues to fund its continuing operations. There can be no assurances that Phage, or its subsidiary, Phage Therapeutics will achieve profitability in the future, or, if so, as to the timing or amount thereof. Phage's products and technologies are currently in the research and development stages and there can be no assurance that these programs conducted by Phage will result in commercially viable products. To obtain regulatory approvals for some of Phage's products and to achieve commercial success, human clinical trials must demonstrate that the products are safe for human use and that they show efficacy. No assurance can be given that any animal or human tests, if undertaken, will yield favourable results. Unsatisfactory results obtained from a particular study relating to one or more of Phage's products or technologies may cause Phage to reduce or abandon its commitment to that program.

Reliance Upon Officers, Directors and Key Employees . Phage is reliant on members of its management and scientific staff, and the loss of the services of one or more of these individuals could adversely affect Phage. In particular, Phage is reliant on its officers: Dr. Richard Honour, PhD., Chief Executive Officer, President, Secretary and a Director of Phage, Mr. Darren Pylot, Chief Financial Officer and a Director of Phage, and Mr. Robert Miller, Chairman of Phage. Phage is also reliant on its employees, in particular, Dr. Richard E. Herman, PhD.,a microbial geneticist and molecular biologist. In addition, Phage's ability to effectively manage growth will require it to continue to implement and improve its management systems and to recruit and train qualified employees. Although Phage has been successful in the past in obtaining trained staff, there can be no assurance that Phage will be able to attract and retain skilled and experienced personnel in the future.

No Key Man Life Insurance . The success of Phage will depend to a considerable degree on the officers of Phage: Mr. Robert Miller, Chairman of the Board; Mr. Darren Pylot, Chief Financial Officer; and Dr. Richard C. Honour, Chief Executive Officer, President, and Secretary. Phage has not obtained key man life insurance for any of these officers. There can be no assurance that Phage will be able to secure key man life insurance for any of the officers.

Conflicts of Interests. Management of Phage may devote time to other companies or projects which may compete indirectly with Phage. Phage has tried to limit any potential conflicts by having all employees, consultants, outside scientific collaborators and sponsored researchers and advisors sign confidentiality
agreements   ("Confidentiality   Agreement")  ,  which  include  non-competition
provisions. An attempt will be made with regard to any real or perceived conflicts of interest between Phage and management to resolve such conflicts in favor of Phage. A copy of the Confidentiality Agreement which has been entered into by all of the employees, consultants and outside scientific collaborators, is attached as Exhibit 10.2.

Ability to Attract and Retain Qualified Personnel. Phage's success depends upon the continued efforts of its senior management team and its technical, marketing and sales personnel. Phage's success also depends on its ability to attract, train and retain additional highly qualified management, technical, marketing and sales personnel. The process of hiring employees with the combination of skills and attributes required to carry out Phage's strategy is extremely competitive and time-consuming. There can be no assurance that Phage will be able to retain or integrate existing personnel, or successfully identify, hire and train additional qualified personnel. The loss of the services of key personnel, or the inability to attract additional qualified personnel, could have a material adverse effect on Phage's business, financial condition and results of operations.

Tradeability of Stock. Pursuant to NASD Eligibility Rule 6530 (the "Rule") issued on January 4, 1999, issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities Act of 1934 are ineligible for listing on the NASDAQ Over- the-Counter Bulletin Board. Pursuant to the Rule, issuers who are not current with such filings are subject to de-listing pursuant to a phase-in schedule depending on each issuer's trading symbol as reported on January 4, 1999. Phage's trading symbol on January 4, 1999 was PTXX. Therefore, pursuant to the phase-in schedule, Phage was subject to de-listing on March 22, 2000. The trading symbol was appended with an "E" on March 17, 2000 and was de-listed on March 22, 2000 for failure to comply with the Eligibility Rule NASD 6530. Currently, the stock is traded on the Pink Sheets(R), but the Company anticipates applying to NASD for reinstatement once it is in compliance with the Rule.

Competition.   The  pharmaceutical  and  biotechnology   industries  are  highly
competitive. Phage competes with other companies, academic and research institutions which have substantially greater resources to those of Phage. Other companies may succeed in developing products earlier than Phage, obtaining regulatory approvals for such products more rapidly than Phage or its subsidiary, or developing products that are more effective than those proposed to be developed by Phage. The two United States companies which are known to be in the business of the development of bacteriophage pharmaceutical products are Exponential Biotherapies (Gaithersburg, MD) and Intralytix (Baltimore, MD). To Phage's knowledge, both of these companies remain as early-stage companies, with their technology and products at the discovery and early development stage, however the status of the development and regulatory approval of products by these companies is proprietary and confidential to those respective companies, and as such, Phage is relying on unsubstantiated outside information on these two companies. While Phage will seek to expand its technological capabilities in order to remain competitive, there can be no assurance that research and development by others will not render Phage's technology or products obsolete or non-competitive or result in treatments or cures superior to any therapy developed by Phage, or that any therapy developed by Phage will be preferred to any existing or newly developed technologies.

Patents and Licensed Technology. Phage Therapeutics has filed two patents. The first patent is to protect Phage Therapeutic's bacteriophage compositions of matter, methods for their production, strains of bacteria and bacteriophage, the therapeutic uses of bacteriophage for treating patients, Staphylococcal products and to create significant barriers to entry by potential competitors. The second patent is to protect a proprietary, novel, natural source for Phage
Therapeutics's library of Staphylococcal bacteriophage active against both Staphylococcus aureus and S. epidermidis. (For more information about the patent applications, please refer back to "Patents, Trademarks & Licenses" on page 9). However, at this time, both patents are still pending and the Company is unaware as to when, or if, the patents will be accepted or registered. Both of these patents are critical in protecting Phage Therapeutics' bacteriophage compositions of matter, methods for their production, strains of bacteria and bacteriophage, the therapeutic uses of bacteriophage for treating patients, Staphylococcal products and its library of Staphylococcal bacteriophage from potential competitors.

There can be no assurance, however, that the filing of the above patent applications will prevent or provide meaningful protection or adequate remedies for Phage Therapeutics's technology in the event of unauthorized use or disclosure of such information.

Competitors or potential competitors may have filed applications for, or may have received patents and may obtain additional and proprietary rights to, compounds or processes used by or competitive with those of Phage. The issuance of patents based on such compounds or processes could adversely affect the ability of Phage or its subsidiary to market and sell Phage's or its subsidiary's products. If a license is required, there can be no assurance that Phage or its subsidiary will be able to obtain such a license, or that, if obtainable, such a license would be available on reasonable terms.

Patent litigation is becoming widespread in the biotechnology industry and it is not possible to predict how any such litigation will affect Phage's or Phage Therapeutics' efforts to perform clinical testing or manufacture and market any products under development. Further, there can be no assurance that Phage's or Phage Therapeutics' patents, if issued, would be held valid by a court of competent jurisdiction. Phage may also become involved in interference proceedings in connection with one or more of its patents or patent applications to determine priority of invention, which could result in substantial cost to Phage or Phage Therapeutics, as well as a possible adverse decision as to priority of invention of the patent or patent application involved.

Regulatory Environment . The procedure involved in obtaining regulatory approval from the competent authorities to market therapeutic products is long and costly and may delay product development. The approval to market a product may be applicable to a limited extent only or it may be refused. Such limitations or refusal could be detrimental to the sales and profitability of Phage. To date, Phage Therapeutics has not submitted applications to the FDA for the marketing of its products. There can be no assurance that Phage will obtain such regulatory approval on a timely basis or at all.

Manufacturing and Marketing . Phage has not yet manufactured any products for commercial distribution and in order to be successful, Phage's products must be manufactured in commercial quantities in compliance with regulatory requirements and at acceptable costs. Phage does not have facilities for the production of its products under development and will initially obtain the small amounts of its products it requires for clinical studies from contract manufacturing companies. In order to manufacture it products in commercial quantities, if it elects to do so, Phage will need to develop its own manufacturing facilities or contract with third parties to manufacture its products. There can be no assurance, however, that Phage will be able to develop or otherwise secure access to such facilities or that Phage or any third parties Phage contracts with will be able to produce commercial quantities of Phage's products at reasonable cost, or at all.

Product Liability . The sale and use of products under development by Phage, and the conduct of clinical studies involving human subjects, may entail risk of product liability. Phage does not currently have in place product liability insurance for its products but expects that, as Phage expands, it will require such insurance. There can be no assurance that Phage will be able to obtain appropriate levels of product liability insurance prior to the sale of its products. An inability to obtain insurance on economically feasible terms or to otherwise protect against potential product liability claims could inhibit or prevent the commercialization of products developed by Phage. The obligation to pay any product liability claim or recall a product could have a material adverse effect on the business, financial condition and future prospects of Phage.

REPORTS TO SHAREHOLDERS

The public may read and copy any materials Phage files with the Securities Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.


ITEM 2. DESCRIPTION OF PROPERTY .

As of November 15, 2000, Phage has moved into its new laboratory facility at 19017 120th Avenue NE, Suite 102, Bothell, Washington 98011. This laboratory facility is approximately 5,148 square feet. Phage has signed a five year term lease with an option to renew fo an additional five years. The rent is currently $8,575.71 per month which includes rent and operating costs. The following is the rent per square feet over the next five years:

Year 1:  $15.50/sq.ft./year
Year 2:  $16.12/sq.ft./year
Year 3:  $16.77/sq.ft./year
Year 4:  $17.44/sq.ft./year
Year 5:  $18.13/sq.ft./year

The Company has paid a $75,000 security deposit.

Phage vacated its former laboratory facility in November, 1999 and rented space at BioReseach Labs, Inc., located in Redmond, Washington, which is owned by John Majnarich, PhD., an advisor of Phage. Phage was able to rent space at BioResearch Labs, Inc. as part of the $5,000 per month paid to Dr. Majnarich to conduct research and development for Phage and Phage Therapeutics. No separate monies were paid to either BioResearch Labs, Inc., nor to Dr. Majnarich for the rental of space by Phage. Prior to this arrangement, Phage Therapeutics had entered a lease agreement effective May 1, 1997 which was to expire April 2002. In November, 1999 Phage Therapeutics received from the lessor a release from the remaining term of the lease in exchange for payments of $35,000, $23,242 and $19,370 to be made on March 20, 2000, June 10, 2000 and September 10, 2000 respectively. These amounts totaling $77,612 represent unpaid rent of approximately $54,000 (for four months) plus a penalty for lease termination. All amounts have been included in the Consolidated Financial Statements as of December 31, 1999 and are included in rent expense and recorded as a liability at December 31, 1999. This lease was for approximately 17,000 square feet in Bothell, Washington. From December 15, 1999 to November 15, 2000, Phage rented office space to do administrative work at 19110 Bothell Way NE, Suite 103, Bothell, Washington, 98011 for $1,000 per month. The Company had this temporary office space to do administrative work. Since Phage and Phage Therapeutics has moved into its new laboratory facilities, it no longer rents this separate office space. The new lab facility will be used to conduct research on the discovery of new products, to conduct supportive development work on Phage's products, and for office administration.

ITEM 3.LEGAL PROCEEDINGS .

Phage is not a party to any material legal proceedings, however, an individual whom Phage Therapeutics, Inc engaged on a limited basis to assist with introductions related to raising private equity capital has asserted that certain private placement funds were received by Phage Therapeutics, Inc as a result of introductions made by that individual. Phage is in the process of determining the validity of the claims asserted. Should the claims be determined valid, Phage Therapeutics will be expected to pay approximately $10,000 in cash as a finder's fee, issue 35,000 Phage Therapeutics common shares and issue warrants to purchase an additional 25,000 shares of common stock at $1.00 per share for a term of seven years. As the probability of outcome is not certain, no accrual has been made in the financial statements, nor have any shares been reserved in connection with this contingency.

Prior to inception of Phage Therapeutics, a founder entered into a consulting agreement with an individual to assist with the setup of licensing arrangements between Phage Therapeutics and certain research institutions. A dispute has arisen regarding the amount of payment required under the consulting arrangement, which terminated in June 1997. Phage's exposure in relation to this consulting agreement is a cash amount owed of approximately $17,000, 25,000 Phage Therapeutics common shares, and an option for 41,668 additional common shares of Phage Therapeutics. The $17,000 has been accrued in the financial statements. No accrual has been made in the financial statements for the shares and no shares have been reserved.

To the best of management's knowledge, no other proceedings by or against Phage has been threatened. To management's knowledge, no governmental authority is contemplating the institution of a proceeding against Phage. None of Phage's directors, officers, affiliates or beneficial owners of five percent or more of any class of Phage's voting securities are a party adverse to Phage nor do any of the foregoing individuals have a material interest adverse to Phage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .

No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

MARKET INFORMATION

Since March 22, 2000, the common stock of Phage has been traded on the Pink Sheets(R). From February 1998 through to March 21, 2000 the common stock of Phage traded on the OTC Bulletin Board(R) (OTCBB) first under the symbol "APDP" and then in August 1998 forward under the symbol "PTXX." The following table sets forth, for the periods indicated, the range of high and low closing prices of the common stock of Phage on the OTCBB.

                                                              BID PRICES
                  YEAR              PERIOD                    HIGH     LOW
                  ----              ------                    ----     ---
                  2000              First Quarter             4.218    0.844
                                    Second Quarter            delisted
                                    Third Quarter             delisted
                                    Fourth Quarter            delisted

                  1999              First Quarter             0.353    0.188
                                    Second Quarter            1.758    1.323
                                    Third Quarter             1.666    0.969
                                    Fourth Quarter            1.115    0.740

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Pursuant to NASD Eligibility Rule 6530 (the "Rule") issued on January 4, 1999, issuers who do not make current filings pursuant to Sections 13 and 15(d) of the Securities Act of 1934 are ineligible for listing on the NASDAQ Over-the-Counter Bulletin Board. Pursuant to the Rule, issuers who are not current with such filings are subject to de-listing pursuant to a phase-in schedule depending on each issuer's trading symbol as reported on January 4, 1999. Phage's trading symbol on January 4, 1999 was PTXX. Therefore, pursuant to the phase-in schedule, Phage was subject to de-listing on March 22, 2000. The trading symbol was appended with an "E" on March 17, 2000 and was de-listed on March 22, 2000 for failure to comply with the Eligibility Rule NASD 6530.


HOLDERS

The total issued and outstanding common shares is 10,895,444 held by 67 shareholders as of the date of this Report.


DIVIDENDS

Phage has not paid a cash or stock dividend and does not anticipate paying any cash or stack dividends in the foreseeable future. The payment of dividends by Phage, if any, in the future, rests within the discretion of its Board of Directors and will depend, among other things, upon Phage's earnings, its capital requirements and its financial condition, as well as other relevant factors.



SALES OF "UNREGISTERED' AND "RESTRICTED" SECURITIES OVER THE PAST THREE YEARS.

Since April 2, 2001, the following Common Shares have been issued and remain outstanding by the Company: 10,895,444.

The Common Stock issued over the past three fiscal year periods that was not covered by a registration statement is as follows:





o On February 24, 1998, 750,000 units ("Unit" or "Units") were issued to 4 accredited investors. Each Unit consists of one common share and one purchase share warrant, each whole warrant entitling the holder to purchase one additional common share for $1.00 on or before one year from the date of the acquisition of the units. These Units were issued at $0.20 per Units for an aggregate $150,000. These shares were issued under Regulation D, Rule 504.
o On April 8, 1998, 250,000 units ("Unit" or "Units") were issued to 4 accredited investors. Each Unit consists of one common share and one purchase share warrant, each whole warrant entitling the holder to purchase one additional common share for $1.00 on or before one year from the date of the acquisition of the units. These Units were issued at $0.20 per Unit for an aggregate $50,000.
o On July 8, 1998, 200,000 warrants ("Warrants") were exercised by one investor. Each Warrant entitled the holder to purchase one common share at $1.00 per share. The aggregate of the exercise of Warrants is $200,000. These shares were issued under Regulation D, Rule 504.
o On July 8, 1998, 50,000 warrants ("Warrants") were exercised by one accredited investor. Each Warrant entitled the holder to purchase one common share at $1.00 per share. The aggregate of the exercise of Warrants is $50,000. These shares were issued under Regulation D, Rule 504.
o Beginning September 8, 1998 to October 2, 1998, the Company issued 786,500 common shares to 5 accredited investors at $0.25 per share for an aggregate offering of $196,625. These shares were issued under Regulation D, Rule 504.
o On February 23, 1999, 9 accredited investors purchased 7,000,000 common shares of the Company at $0.05 per share for an aggregate of $350,000. These shares were issued under Regulation D, Rule 504.
o In April and June of 1999, the Company entered share exchange agreements with purchasers of Phage Therapeutics, Inc. stock. In exchange for 9,691,000 shares in Phage Therapeutics, Inc., the stockholders received a total of 4,022,425 shares in the Company. In total there were 24 stockholders who were part of this share exchange. These shares were issued under Regulation D, Rule 504.
o                 On April 12, 1999, 3 accredited  investors  purchased  187,500 common  shares  of the  Company  at  $0.20  per  share  for an aggregate of $37,500. These shares were issued under Regulation D, Rule 504.
o On September 17, 1999, the Company settled a debt with Hornblower & Weeks for placement services to the Company. As settlement for the debt, the Company issued 71, 429 common shares to Hornblower & Weeks. These shares were issued under Regulation D, Rule 504.
o On February 11, 2000, the Company issued 1,942,858 common shares of the Company to 8 accredited investors at $0.70 per share for an aggregate of $1,360,000.60. These shares were issued under Regulation D, Rule 506.
o On December 13, 2000, the Company issued 2,142,857 common shares of the Company to 7 accredited investors at $0.70 per share for an aggregate of $1,500,000. These shares were issued under Regulation D, Rule 506.

Securities Purchase Agreement

Phage has entered a Securities Purchase Agreement dated as of October 23, 2000 (the "Agreement") by and between Phage and seven purchasers. This Agreement is a two-step procedure. Firstly, for the purchase price of $1,500,000, the purchasers have received 2,142,857 units. Each "Unit" consists of one share of Phage's common stock with a par value of $0.001 per share (the "Common Stock") and one Common Stock purchase warrant (the "Warrant"). Every one and a half Warrants entitles the holder to acquire one additional share of Common Stock of Phage at an exercise price of $0.70 per share. On December 13, 2000 Phage issued out the common shares associated with the first part of this transaction. The second part of this transaction is in the process of being completed. The $1,500,000 has been received by the Company in exchange for an additional 2,142,857 Units which will be issued to the same seven purchasers. At this time, the stock has not yet been issued to the purchasers.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .

GENERAL

The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

OVERVIEW

Since Phage switched its focus to biotechnology in August 1998, Phage has been involved in research and developing its products. During this time, there have been no revenues from operations. Without revenues to offset expenditures, Phage has reported a loss in each of its years of existence. To date, Phage has financed its operations through raising capital through private placements and loans from shareholders. The most valuable asset of Phage is its intellectual property and bacteriophage technologies, which include the patent application to protect Phage's bacteriophage compositions of matter, methods for their production, strains of bacteria and therapeutic uses of bacteriophage for treating patients. Although Phage believes that its intellectual property to be very valuable in the real sense, this value is not quantified as such on Phage's Balance Sheet.

PLAN OF OPERATION

Phage anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. Phage anticipates covering these costs by additional equity financing.

The Company anticipates the following expenditures over the next twelve months:

------------------------------------------------------ -----------------------

1.  Repayment of Indebtedness                          $296,000
------------------------------------------------------ -----------------------

2.  Personnel Costs (Salaries, Taxes & Benefits)       $1,350,000
------------------------------------------------------ -----------------------

3.  Intellectual Property Development                  $150,000
------------------------------------------------------ -----------------------

4.  Pharmaceutical R&D:
     A.  Manufacturing Development                     $0
------------------------------------------------------ -----------------------

     B.  Manufacturing Scale-Up                        $650,000
------------------------------------------------------ -----------------------

     C.  Analytical Methods Development                $200,000
------------------------------------------------------ -----------------------

     D.  Formulations Development                      $75,000
------------------------------------------------------ -----------------------

     E.  Preclinical Safety and Efficacy Testing       $385,000
------------------------------------------------------ -----------------------

     F.  Preclinical `Proof of Principle' Tests        $285,000
------------------------------------------------------ -----------------------

     G.  Clinical Supplies Manufacturing               $100,000
------------------------------------------------------ -----------------------

     H.  CGMP Documentation                            $75,000
------------------------------------------------------ -----------------------

     I.  Initial Stability Studies                     $50,000
------------------------------------------------------ -----------------------

     J. `Phase I in Normals' Clinical Trials           $100,000
------------------------------------------------------ -----------------------

     K.  Phase I/II Clinical Trials                    $100,000
------------------------------------------------------ -----------------------

     L.  Phase II Clinical Trials                      $0
------------------------------------------------------ -----------------------

5.  FDA Regulatory Costs:
------------------------------------------------------ -----------------------

     A.  Internal                                      $100,000
------------------------------------------------------ -----------------------

     B.  Outsourced                                    $125,000
------------------------------------------------------ -----------------------

6.  Laboratory Operations:
------------------------------------------------------ -----------------------

     A.  Internal                                      $170,000
------------------------------------------------------ -----------------------

     B.  Outsourced                                    $150,000
------------------------------------------------------ -----------------------

     C.  Work on Products 2 & 3                        $45,000
------------------------------------------------------ -----------------------

7.  Facilities (Rent, Telephones, Maintenance)         $144,000
------------------------------------------------------ -----------------------

8.  Equipment (Lab & Office)                           $200,000
------------------------------------------------------ -----------------------

9.  Legal (Corporate & Securities)                     $50,000
------------------------------------------------------ -----------------------

10. Accounting (Corporate, Securities, Tax & Audit)    $30,000
------------------------------------------------------ -----------------------

11. Investor & Public Relations                        $20,000
------------------------------------------------------ -----------------------

12. Business Operations                                $150,000
------------------------------------------------------ -----------------------

                                                Total              $5,000,000
------------------------------------------------------ -----------------------

In February 2000, the Company had completed an offering of 1,942,858 units at $0.70 per unit pursuant to Regulation D, Rule 506 of the Securities Act of 1933, as amended. The total proceeds of $1,360,000 received will help Phage complete its anticipated plan of operations. On October 23, 2000 Phage entered into a Securities Purchase Agreement with seven purchasers for $3,000,000 paid to Phage in exchange for 4,285,714 units ("Unit" or "Units"). Each "Unit" consisting of one share of Phage's common stock with a par value of $0.001 per share (the "Common Stock") and one Common Stock purchase warrant (the "Warrant"). For every one and a half Warrants the holder will entitle the holder to acquire one additional share of Common Stock of Phage at an exercise price of $0.70 per share. Phage has received $1,500,000 as payment for the first part of this agreement and the 2,142,857 Units have been issued to the seven purchasers. The second payment of $1,500,000 has been received by Phage and the Units will be issued out shortly. An additional $3,000,000 is expected from the exercise of the Warrants. These funds will go towards the operations of Phage.

If the Company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. It is anticipated that if there is any shortfall in raising capital to continue Phage's plan of operations, then Phage may be required to delay, scale back or eliminate some or all of its research and development programs or cease operations. Phage plans to cut-back its plan of operations by reducing the amount spent on personnel costs, and research and development, in particular, preclinical safety and efficacy testing and preclinical `proof of principle' tests, and Phase I and II clinical trials. These tests can still be conducted with less funding.

Phage anticipates that the financing raised to date will be used in the next twelve months as follows :

 ----------------------------------------------------------- -----------------

 1.  Repayment of Indebtedness                                       $100,000
 ----------------------------------------------------------- -----------------

 2.  Personnel Costs (Salaries, Taxes & Benefits)                    $400,000
 ----------------------------------------------------------- -----------------

 3.  Intellectual Property Development                               $150,000
 ----------------------------------------------------------- -----------------

 4.  Pharmaceutical R&D(1):
                                                                           $0
      A.  Manufacturing Development
 ----------------------------------------------------------- -----------------

      B.  Manufacturing Scale-Up                                     $650,000
 ----------------------------------------------------------- -----------------

      C.  Analytical Methods Development                             $200,000
 ----------------------------------------------------------- -----------------

      D.  Formulations Development                                    $75,000
 ----------------------------------------------------------- -----------------

      E.  Preclinical Safety and Efficacy Testing                    $180,350
 ----------------------------------------------------------- -----------------

      F.  Preclinical `Proof of Principle' Tests                     $180,350
 ----------------------------------------------------------- -----------------

      G.  Clinical Supplies Manufacturing                            $100,000
 ----------------------------------------------------------- -----------------

      H.  CGMP Documentation                                          $75,000
 ----------------------------------------------------------- -----------------

      I.  Initial Stability Studies                                   $50,000
 ----------------------------------------------------------- -----------------

      J. `Phase I in Normals' Clinical Trials                        $100,000
 ----------------------------------------------------------- -----------------

      K.  Phase I/II Clinical Trials                                       $0
 ----------------------------------------------------------- -----------------

      L.  Phase II Clinical Trials                                         $0
 ----------------------------------------------------------- -----------------

 5.  FDA Regulatory Costs:
 ----------------------------------------------------------- -----------------

      A.  Internal                                                   $100,000
 ----------------------------------------------------------- -----------------

      B.  Outsourced                                                 $125,000
 ----------------------------------------------------------- -----------------

 6.  Laboratory Operations:
 ----------------------------------------------------------- -----------------

      A.  Internal                                                   $170,000
 ----------------------------------------------------------- -----------------

      B.  Outsourced                                                 $150,000
 ----------------------------------------------------------- -----------------

      C.  Work on Products 2 & 3                                      $45,000
 ----------------------------------------------------------- -----------------

 7.  Facilities (Rent, Telephones, Maintenance)                      $144,000
 ----------------------------------------------------------- -----------------

 8.  Equipment (Lab & Office)                                        $200,000
 ----------------------------------------------------------- -----------------

 9.  Legal (Corporate & Securities)                                   $50,000
 ----------------------------------------------------------- -----------------

 10. Accounting (Corporate, Securities, Tax & Audit)                  $30,000
 ----------------------------------------------------------- -----------------

 11. Investor & Public Relations                                      $20,000
 ----------------------------------------------------------- -----------------

 12. Business Operations                                             $150,000
 ----------------------------------------------------------- -----------------

 Total                                                             $3,444,700
 ----------------------------------------------------------- -----------------

1. The Pharmaceutical Research and Development is only for the first product candidate bacteriophage. The other two product candidates (for the treatment of TB and Pseudomonas aeruginosa) are in the early stages of development and very little cost, if any, is anticipated in the next twelve months for these two product candidates. The Company anticipates that these two additional product candidates will be ready for preclinical testing by the end of the last quarter of 2001. At that time, the Company will decide how much financing will go towards the testing of these two products.

FISCAL YEAR END DECEMBER 31, 2000

The Auditors for Phage have audited the consolidated balance sheets of Phage as at December 31, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and for the period from inception to December 31, 2000. [See Audited Financials under Part F/S].

REVENUES, COSTS AND EXPENSES

As of the year ended December 31, 2000, Phage had a cumulative loss from the date of inception of $5,533,597. During each of the last two years (2000 and
1999), Phage reported a loss for the period of $1,347,844 and $1,487,498 respectively. There have been no revenues since Phage's date of inception. Phage has received its cash flow from its financing activities, including equity financing and loans to Phage by shareholders.

The losses per year are related to the expenses incurred by Phage, namely the costs related to general and administrative costs and costs related to research and experimentation. The basic and diluted loss per share as of the year ended December 31, 2000 is ($0.16) cents per share.

In 1999, Phage had higher expenses related to general and administrative costs than at Year End 2000. In 1999, the general and administrative costs totalled $852,238, whereas in 2000 these same expenses were $815,338. The reason that Phage had higher expenses in 1999 than in 2000 related to general and administrative costs is due in part to Phage being in its initial development stage in 1999, when expenditures are typically higher to secure leases, hire personnel, and legal costs. In 1999, the Company incurred expenses of $265,466 in relation to research and development. In 2000, these expenses totalled $596,692. In 2000, Phage has conducted research and preclinical trials which accounts for the increase in spending in relation to research and development. Research and development costs will continue to be a large expense of Phage because Phage anticipates continuing to discover and develop new bacteriophages.

As of December 31, 2000, Phage had assets totalling $1,188,377. This is comprised of $1,029,134 in cash & cash equivalents, $23,720 in prepaid expenses and other current assets, and $60,523 in capital assets which includes research and development equipment, computer and office equipment, furniture and fixtures, leasehold improvements, and the accumulated amortization, and $75,000 in deposits (for the security deposit for the laboratory facility in Bothell, Washington). This is a change from $52,025 in assets at year end 1999. In 1999, Phage had $1,223 cash & cash equivalents, $8,282 in prepaid expenses an other current assets, $42,520 in capital assets which includes research and development equipment, computer and office equipment, furniture and fixtures, leasehold improvements, construction and accumulated amortization. The difference between the total assets in 2000 and 1999 is due in large part because of the influx of investment cash from two private placements which took place during 2000. These private placements had investors investing approximately $2,860,000 by the end of 2000.

The current liabilities of Phage as of the year ended December 31, 2000 total $692,835 and stockholders' equity totalled $503,911. At the year ended December 31, 1999, the current liabilities of Phage were $1,107,432 and stockholders' equity totalled ( $1,047,038).

The basic and diluted loss per share was $(0.16) as of the year ended December 31, 2000, and $(0.23) as of the year ended December 31, 1999.

Phage plans to use more out-sourced contract research organizations to reduce overhead and to contain the burn rate, plus there is anticipated to be more flexibility derived from out-sourcing of the key pharmaceutical development and manufacturing activities. The net effect may be realized as an acceleration of the pharmaceutical development time frames, in that Phage should be able to focus more attention on the development of the first products, and less time on financing and corporate development activities. The major risks to this pharmaceutical development plan are related to the schedules of the contract research organizations, the ability of Phage to get into the queue at the most beneficial time for Phage's purposes, and the ability of the contract research organizations to perform to Phage's expectations. An additional risk may be Phage's ability to manage multiple out-sourced activities concurrently with the limited staff and advisors.

LIQUIDITY AND CAPITAL RESOURCES

Phage requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plan. Initial working capital has been obtained by the private sale of Phage's Common Shares from December 1996 to present. Phage can meet its short term cash flow needs from the proceeds obtained from a recent sale of its Common Shares. In the long term, Phage intends to continue to utilize the sale of its investment securities to meet its cash flow needs until it is in the position to market or sell its product.

For the twelve months ended December 31, 2000, Phage received proceeds from the issuance of common stock of $ 2,860,000 in two separate private placements. In the first private placement completed in March of 2000 Phage raised $1,360,000 and in the second private placement completed in November 2000 it raised an additional $ 1,500,000. Both private placement were conducted on reliance of Regulation D Rule 506 of the Securities Act. As of the date of this registration statement Phage has received the total funds for the second closing of the second private placement which totals an additional $ 1,500,000 and the units ("Units") related to this private placement will be issued out shortly.

At current operating rates Phage believes that it can satisfy its cash requirements over the next 12 months. However, Phage's long term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, the rate of development of Phage's product, Phage's ability to develop and maintain its research and development program, the level of resources required to test Phage's products and other factors, some of which may be beyond the Phage's control. A slower than expected rate of development of the Phage's products, extra-ordinary costs associated with Phages' research and development program, would materially adversely affect Phage's liquidity. Phage has no commitments for additional financing, and there can be no assurances that any such additional financing would be available in a timely manner, or, if available, would be on terms acceptable to Phage.

Phage has recently entered into a new lease agreement in Bothell, Washington for a period of five years at a lease rate of $8,575.71 per month. Phage currently has no other material commitments for capital expenditures going forward.

NEED FOR  ADDITIONAL  CAPITAL  / PHAGES  AUDITORS  HAVE  ISSUED A GOING  CONCERN
OPINION

Phage's auditors have issued a going concern opinion, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The auditors state that as at December 31, 2000 the Company had a working capital of $360,019 and has incurred losses of $5,533,597 from the date of inception to December 31, 2000. The Company anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. As stated earlier, the Company anticipates covering these costs by additional equity financing. During 2000, the Company completed two offerings of 4,085,715 units at $0.70 per unit pursuant to Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The total proceeds of $2,860,000 will help the Company complete its anticipated plan of operations. If the Company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

As of the date of this registration statement, the Company has received an additional $1,500,000 in relation to the private placement which took place in November 2000. There were two stages to this financing, and the second and final stage is in the process of being completed. The Company has received the second payment of $1,500,000 and is in the process of issuing 2,142,857 units to these investors. An additional $3.0 million is expected to be raised by the exercise of warrants associated with this private placement. Should Phage be unsuccessful in its efforts to raise the additional capital it needs, it will be required to curtail its plans or it may be required to cut back or stop operations. There can be no assurance that Phage will raise additional capital or generate cash from operations sufficient to meet its obligations and planned requirements.

Phage may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to Phage. The inability of Phage to raise additional equity capital or borrow funds required to effect its business plan, may have a material adverse effect on Phage's financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require Phage to pay significant amounts of interest and principal payments, reducing the resources available to Phage's business operations. Some types of equity financing may be highly dilutive to Phage's stockholders' interest in Phage's assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict Phage's flexibility.

RECENT ACCOUNTING PRONOUNCEMENTS.

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and Statement of Financial Accounting Standards No. 129 "Disclosures of Information About an Entity's Capital Structure." SFAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion No. 15, "Earnings Per Share." SFAS No. 128 provides for the calucation of "Basic" and "Dilutive" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per sahre. SFAS no. 1298 establishes standards for disclosing information about an entity's capital structure. SFAS No. 128 and SFAS No. 129 are effective for financial statements issued for periods ending after December 15, 1997. Their implementation is not expected to have a material effect on the financial statements. The FASB has also issued SFAS no. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recongnized under current accounting standards as components of components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Management believes that the implementation of the new standards will not have a material effect on the Company's financial statements.

The FASB has also issued SFAS No 132. "Employers' Disclosures about Pensions and other Post-retirements Benefits," which standardizes the disclosure requirements for pensions and other Post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In June  1998,  the  FASB  issued  SFAS  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities" which requires companies to record derivatives as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management believes the adoption of this statement will have no material impact on the Company.


                            [Continued on Next Page]

ITEM 7.  FINANCIAL STATEMENTS






                      PHAGE THERAPEUTICS INTERNATIONAL INC.






                         (A Development Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                               DECEMBER 31, 2000






TABLE OF CONTENTS                                                      Page No.

Independent auditors' report                                             1

Consolidated balance sheets                                              2

Consolidated statements of operations                                    3

Consolidated statements of cash flows                                    4

Consolidated statements of changes in stockholders' equity               6

Notes to the consolidated financial statements                        8 to 23

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Phage Therapeutics International Inc.
(A Development Stage Company)


We have audited the consolidated balance sheets of Phage Therapeutics International Inc. as at December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and for the period from inception on December 24, 1996 to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2000 and 1999 and the results of its operations and its cash flows for the years then ended and for the period from inception on December 24, 1996 to December 31, 2000 in accordance with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Phage Therapeutics International Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's loss from operations raises substantial doubt as to the Company's ability to continue as a going concern unless the company attains future profitable operations and/or obtains additional financing. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.








Vancouver, Canada                                    /s/ Davidson & Company
                                                     Chartered Accountants
March 14, 2001


PHAGE THERAPEUTICS INTERNATIONAL INC.                                                              2
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT DECEMBER 31

==================================================================== =============== ===============
                                                                          2000            1999
-------------------------------------------------------------------- --------------- ---------------
ASSETS

Current
  Cash and cash equivalents                                          $    1,029,134  $        1,223
  Prepaid expenses and other current assets                                  23,720           8,282
                                                                     --------------  --------------
Total current assets                                                      1,052,854           9,505
Capital assets (Note 4)                                                      60,523          42,520
Deposit, non-current (Note 11)                                               75,000              -
                                                                     --------------  --------------
Total assets                                                         $    1,188,377  $       52,025
==================================================================== =============== ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Accounts payable                                                   $      222,545  $      421,953
  Accrued liabilities                                                       164,672         177,347
  Due to related parties (Note 9)                                           144,211         362,189
  Notes payable to related party (Note 5)                                   161,407         145,943
                                                                     --------------  --------------

Total current liabilities                                                   692,835       1,107,432

Minority interest                                                           (8,369)         (8,369)
                                                                     -------------   -------------
                                                                            684,466       1,099,063
                                                                     --------------  --------------
Stockholders' equity

  Capital stock (Note 6)
      Authorized
         50,000,000 common shares with a par value of $0.001
      Issued and outstanding
         December 31, 1999 - 6,809,729
         December 31, 2000 - 10,895,444                                      10,895           6,809
  Additional paid-in capital                                              5,877,670       3,021,756
  Subscriptions received in advance (Note 6)                                 10,000              -
  Non-qualified stock options outstanding (Note 7)                          138,943         110,150
  Deficit accumulated during the development stage                      (5,533,597)     (4,185,753)
                                                                     -------------   -------------
Total stockholders' equity                                                  503,911     (1,047,038)
                                                                     --------------  -------------
Total liabilities and stockholders' equity                           $    1,188,377  $       52,025
==================================================================== =============== ===============
Nature and continuance of operations (Note 1)

Commitments and contingencies (Note 11)

Subsequent events (Note 12)


 The accompanying notes are an integral part of these consolidated financial statements.




PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                      3
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

============================================================================ =============== ================ ================


                                                                                 Cumulative
                                                                                    Amounts
                                                                               From Date of
                                                                               Inception on
                                                                               December 24,
                                                                                    1996 to       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       2000             2000             1999
                                                                             --------------  ---------------  ---------------
EXPENSES
  General and administrative                                                 $    3,640,635  $       815,338  $       852,238
  Research and development                                                        1,587,354          596,692          265,466
                                                                             --------------  ---------------  ---------------

Loss from operations                                                            (5,227,989)      (1,412,030)      (1,117,704)
                                                                             -------------   --------------   --------------
OTHER INCOME (EXPENSE)

  Interest income                                                                    37,293           37,293               -

  Loss on disposal of capital assets (Note 4)                                     (376,392)          (6,598)        (369,794)
                                                                             -------------   --------------   --------------

                                                                                  (339,099)           30,695        (369,794)
                                                                             -------------   ---------------  --------------

   Loss before extraordinary item                                               (5,567,088)      (1,381,335)      (1,487,498)

EXTRAORDINARY ITEM
      Gain on extinguishment of debt                                                33,491           33,491                -
                                                                             -------------   ---------------  --------------

Loss for the period                                                          $  (5,533,597)  $   (1,347,844)  $   (1,487,498)
============================================================================ =============== ================ ================

Basic and diluted loss per share before extraordinary item                                   $        (0.16)  $        (0.23)
============================================================================ =============== ================ ================
Basic and diluted loss per share                                                             $        (0.16)  $        (0.23)
============================================================================ =============== ================ ================
Weighted average number of shares outstanding                                                      8,445,444        6,428,890
============================================================================ =============== ================ ================





 The accompanying notes are an integral part of these consolidated financial statements.



PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                      4
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

=========================================================================== ================ ================ ================


                                                                                 Cumulative
                                                                                    Amounts
                                                                               From Date of
                                                                               Inception on
                                                                               December 24,
                                                                                    1996 to       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       2000             2000             1999
                                                                            --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $   (5,533,597)  $   (1,347,844)  $   (1,487,498)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Amortization                                                                 159,429           29,922           55,016
       Compensation expense from vesting of
          non-qualified stock options                                               138,943           28,793           72,218
       Loss on disposal of capital assets                                           376,392            6,598          369,794
       Interest on loan from related party                                           21,209           15,464            5,745
       Consulting                                                                   160,000               -            80,000

    Change in non-cash working capital items
       (Increase) decrease in prepaid expenses and other current assets            (21,720)         (15,438)            6,890
       Decrease in deposits                                                              -                -            13,613
       Increase (decrease) in accounts payable                                      183,527        (199,408)           47,689
       Increase (decrease) in accrued liabilities                                   164,672         (12,675)          125,371
       Decrease in deferred rent                                                         -                -          (45,131)
       Increase (decrease) in due to related parties                                144,211        (217,978)          275,189
                                                                            ---------------  --------------   ---------------
    Net cash used in operating activities                                       (4,206,934)      (1,712,566)        (481,104)
                                                                            --------------   --------------   --------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of cash on purchase of subsidiary                                       173               -               173
    Purchases of capital assets                                                   (603,625)         (54,523)         (19,069)
    Deposit                                                                        (75,000)         (75,000)               -
                                                                            --------------   --------------   --------------

    Net cash used in investing activities                                         (678,452)        (129,523)         (18,896)
                                                                            --------------   --------------   --------------

--------------------------------------------------------------------------- ---------------- ---------------- ----------------
                                                   - continued -






 The accompanying notes are an integral part of these consolidated financial statements.



PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                      5
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

=========================================================================== ================ ================ ================


                                                                                 Cumulative
                                                                                    Amounts
                                                                               From Date of
                                                                               Inception on
                                                                               December 24,
                                                                                    1996 to       Year Ended       Year Ended
                                                                               December 31,     December 31,     December 31,
                                                                                       2000             2000             1999
                                                                            ---------------  ---------------  ---------------
Continued...


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of capital assets                                              7,281               -             7,281
    Notes payable to related party                                                  140,198               -           140,198
    Net proceeds received from stock issuances                                    5,757,041        2,860,000          352,000
    Subscriptions received in advance                                                10,000           10,000               -
                                                                            ---------------  ---------------  ---------------
    Net cash provided by financing activities                                     5,914,520        2,870,000          499,479
                                                                            ---------------  ---------------  ---------------

Change in cash position during the period                                         1,029,134        1,027,911            (521)


Cash and cash equivalents, beginning of period                                           -             1,223            1,744
                                                                            ---------------  ---------------  ---------------


Cash and cash equivalents, end of period                                    $     1,029,134  $     1,029,134  $         1,223
=========================================================================== ================ ================ ================



Supplemental disclosure with respect to cash flows (Note 10)










 The accompanying notes are an integral part of these consolidated financial statements.


PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                      6
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==================================== ========================= ============ ========== ============ ============= ============


                                                                            Subscrip-         Non-       Deficit
                                           Common Stock                         tions    qualified   Accumulated
                                     -------------------------
                                                                Additional   Received        Stock    During the
                                          Number                   Paid-in         In      Options   Development
                                       of Shares       Amount      Capital    Advance  Outstanding         Stage        Total
                                     -----------  -----------  -----------  ---------  -----------  -----------    ----------
Stock issued for expenses
  incurred by founder                    571,429  $       571  $    39,429  $      -   $        -   $        -    $    40,000
Stock issued for cash
  - December 1996                      1,785,707        1,786       98,214         -            -            -        100,000
Stock issued for cash - March
  through July 1997                    1,600,000        1,600      638,400         -            -            -        640,000
Stock issued for cash - August
  through December 1997                  735,000          735      734,265         -            -            -        735,000
Issuance of non-qualified
  stock options                               -            -            -          -         6,494           -          6,494
Loss for the period                           -            -            -          -            -   (1,324,750)    (1,324,750)
                                     -----------  -----------  -----------  ---------  -----------  -----------    ----------

Balance at December 31, 1997           4,692,136        4,692    1,510,308         -         6,494  (1,324,750)       196,744

Stock issued for cash - February
  through March 1998                     165,000          165      264,835         -            -            -        265,000
Stock issued as compensation for
  bridge loan financing                   22,857           23       79,977         -            -           -          80,000
Stock   issued  for  cash  -  April
through
  May 1998, net of offering
  expenses of $66,959                    500,000          500      432,541         -            -            -        433,041
Contribution of capital by
  shareholders                                -            -       300,000         -            -            -        300,000
Investment banking fee paid by
  shareholders                                -            -     (300,000)         -            -            -      (300,000)
Advances on merger letter of intent
  converted to common stock
  November 1998                               -            -       332,000         -            -            -        332,000
Deferred compensation from non-
  qualified stock options
  outstanding                                 -            -            -          -        31,438           -         31,438
Loss for the year                             -            -            -          -            -   (1,373,505)    (1,373,505)
                                     -----------  -----------  -----------  ---------  -----------  -----------    ----------

Balance at December 31, 1998           5,379,993        5,380    2,619,661         -        37,932  (2,698,255)      (35,282)

Advances on merger converted to
  common stock - February 1999                -            -        50,000         -            -            -         50,000
Assumption of debt by parent
  converted to common stock,
  February 1999                               -            -       150,000         -            -            -        150,000
Acquisition of parent                  2,028,375        2,028     (36,873)         -            -            -       (34,845)
Minority interest recorded at
  March 25, 1999                     (1,486,852)      (1,486)       16,022         -            -            -         14,536
Shares issued for cash and
  receivables - April 1999               187,500          188      149,812         -            -            -        150,000



                                                   - continued -


 The accompanying notes are an integral part of these consolidated financial statements.



PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                       7
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

==================================== ========================= ============ ========== ============ ============= ============


                                                                            Subscrip-         Non-       Deficit
                                           Common Stock                         tions    qualified   Accumulated
                                     -------------------------
                                                                Additional   Received        Stock    During the
                                          Number                   Paid-in         In      Options   Development
                                       of Shares       Amount      Capital    Advance  Outstanding         Stage       Total
                                     -----------  -----------  -----------  ---------  -----------   -----------    ----------
Continued...

Shares issued for acquisition of
  additional shares of subsidiary -

  April 1999                             629,284          628      (6,795)         -            -            -          (6,167)
Shares issued for consulting              71,429           71       79,929         -            -            -          80,000
Deferred compensation from non-
  qualified stock options
  outstanding                                 -            -            -          -        72,218           -          72,218
Loss for the year                             -            -            -          -            -   (1,487,498)     (1,487,498)
                                     -----------  -----------  -----------  ---------  -----------  ----------      ----------

Balance at December 31, 1999           6,809,729        6,809    3,021,756         -       110,150  (4,185,753)     (1,047,038)
Shares issued for cash in
  March 2000                           1,942,858        1,943    1,358,057         -            -            -       1,360,000

Shares issued for cash in
  December 2000                        2,142,857        2,143    1,497,857         -            -            -       1,500,000

Deferred compensation from non-
  qualified stock options
  outstanding                                 -            -            -          -        28,793           -          28,793

Subscriptions received in advance             -            -            -      10,000           -            -          10,000

Loss for the year                             -            -            -          -            -   (1,347,844)     (1,347,844)
                                     -----------  -----------  -----------  ---------  -----------  ----------      ----------

Balance at December 31, 2000          10,895,444  $    10,895  $ 5,877,670  $  10,000  $   138,943 $(5,533,597)    $   503,911
==================================== ============ ============ ============ ========== ============ ============= ============















 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                          8
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================


1.       NATURE AND CONTINUANCE OF OPERATIONS

         Phage Therapeutics International Inc. ("Phage", or the "Company") is a development stage company focused on the development, manufacturing and marketing of bacteriophage therapeutic agents as pharmaceutical products. The products will be developed specifically for the treatment of antibiotic-resistant and other bacterial infectious agents. The Company was originally incorporated in the State of Florida on July 8, 1997 under the name All Products Distribution Corporation, and changed its name to Phage Therapeutics International Inc. on August 19, 1998. The consolidated Company's date of inception is considered to be December 24, 1996, the date of inception of Phage Therapeutics, Inc. ("PhageTx" or the "Subsidiary"), the Company's legally owned subsidiary.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at December 31, 2000 the Company had a working capital of $360,019 and has incurred losses of $5,533,597 from the date of inception , December 24, 1996 to December 31, 2000. The Company anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by additional equity financing. During the year, the Company completed two offerings of 4,085,715 units at $0.70 per unit pursuant to Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The total proceeds of $2,860,000 will help the Company complete its anticipated plan of operations. If the company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


2.       SIGNIFICANT ACCOUNTING POLICIES

         In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the year. Actual results in the future periods could be different from these estimates made in the current year. The following is a summary of the significant accounting policies of the Company.

         Basis of consolidation and presentation

         The consolidated financial statements include the accounts of Phage Therapeutics International Inc. and its majority-owned subsidiary Phage Therapeutics, Inc., a Washington corporation. As of December 31, 2000, the Company owned approximately 88% of the outstanding common stock of Phage Therapeutics, Inc. All significant inter-company transactions have been eliminated in consolidation.


         Effective March 25, 1999, the Company acquired 71% of the outstanding common stock of Phage Therapeutics, Inc. through a series of share exchange agreements with certain PhageTx shareholders (see Note 3). Added to the Company's previous share holdings of PhageTx, this transaction increased the Company's interest in PhageTx, to approximately 80%. As a result of this transaction, the former shareholders of PhageTx obtained control of the Company. For accounting purposes, this acquisition has been treated as a recapitalization of the Company. The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of PhageTx since inception (December 24, 1996) and the accounts of the company since the date of acquisition, March 25, 1999 to December 31, 2000.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                          9
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


         Cash and cash equivalents

         All short-term investments, which consist entirely of bank repurchase agreements and certificates of deposit, with maturities of three months or less at date of purchase are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.


         Capital assets

         Capital assets are recorded at cost and are amortized over their useful lives using the straight-line method, which range from three to five years.


         Research and development expenses

         Research and development costs are expensed as incurred.


         Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

         The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS No. 121, Long-Lived Assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at December 31, 2000 and 1999, the Company's analysis indicated that there was an impairment of its long-lived assets as outlined in Note 4. Management has estimated that the research and experimentation costs to date are greater than the estimated future undiscounted cash flows. Therefore, research and experimentation costs to date have been expensed during the development stage period.


         Financial instruments

         The Company's financial instruments consist of cash and cash equivalents, deposit, non-current, accounts payable, accrued liabilities, due to related parties and notes payable to related party. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         10
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)



         Loss per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding in the year. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding for 2000, 8,445,444 and 1999, 6,428,890, do not include the 4,171,429 (1999 -
         85,714) warrants outstanding, the stock options of 2,880,000 (1999 - 1,475,000) and the 1,942,858 common shares issued subsequent to December 31, 1999 as their effect would be anti-dilutive.


         Income taxes

         Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

         Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.



         Stock-based compensation



          Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

          The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         11
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================


2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)



          Accounting for derivative instruments and hedging instruments

          In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of SFAS 133 was deferred by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and further amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Transactions". The Company will now be required to implement the SFAS 133 in its fiscal year ended February 28, 2002. The Company has not determined the impact that adoption of SFAS 133 may have on its financial position or the results of its operations.


         Segment Reporting

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The statement is effective for fiscal years beginning after December 15, 1997. The Company does not have any reporting requirements as defined by SFAS No. 131.


3.       RECAPITALIZATION


          During  March  1999 the  Company  issued  3,393,141  common  shares to
          acquire   71%  of  the   issued  and   outstanding   shares  of  Phage
          Therapeutics, Inc. (the "PhageTx Acquisition"). This transaction increased the Company's ownership of PhageTx to approximately 80%.

          As a result of this transaction the former shareholders of PhageTx acquired control over a majority of shares of the Company. Accordingly, the transaction has been treated for accounting purposes as a recapitalization of the Company and, therefore, these financial statements represent a continuation of the legal subsidiary, PhageTx, not the Company, as the legal parent. In accounting for this transaction:

          i) PhageTx is deemed to be the purchaser and parent company for accounting purposes. Accordingly, its net assets are included in the consolidated balance sheet at their historical book values;

          ii) Phage was formed for the sole purpose of seeking a target acquisition candidate and its net assets as of the Effective Date were negative. Accordingly, the acquisition of the Company will be accounted for at the net book value of the net assets of the Company recorded at the date of acquisition. The net assets acquired are as follows:

          Cash and equivalents                                  $        173
          Account receivable                                           4,000
          Accounts payable                                           (39,018)
                                                                -------------

          Net assets acquired                                   $    (34,845)
                                                                =============

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         12
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000


================================================================================


3.       RECAPITALIZATION (cont'd...)



          iii) Historical cost financial statements presented are those of PhageTx, with equity amounts of PhageTx retroactively restated to reflect the number of shares received in the business combination.

          iv) The consolidated statements of operations and cash flows include PhageTx's results of operations and cash flows from December 24, 1996 (date of inception) and Phage's results of operations from the Effective Date.


4.       CAPITAL ASSETS


          ======================================================================

                                                  December 31,     December 31,
                                                         2000             1999
          ----------------------------------  ---------------- ----------------

          Research and development equipment   $        33,499  $        48,894
          Computer and office equipment                 52,309           84,843
          Furniture and fixtures                        18,178           26,596
          Leasehold improvements                         6,341               -
                                                         -----               -

                                                       110,327          160,333
          Accumulated amortization                     (49,804)        (117,813)
                                                      -------         --------

                                               $        60,523  $        42,520
          ==================================  ================ ================



          In accordance with SFAS No. 121, Long-Lived Assets to be held and used by the Company, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

          As at December 31, 2000, the Company's analysis of its capital assets determined an impairment value of $6,598 on research and development equipment, computer and office equipment and furniture and fixtures. The amount of $6,598 was the net book value of $104,529 in capital cost minus accumulated amortization of $97,931. The amount was recorded as a loss on disposal of capital assets.

          Effective  August  25,  1997,  PhageTx  entered  into a  contract  for construction of a research and development laboratory facility. PhageTx incurred approximately $350,000 of architectural and construction fees related to the project. This amount was recorded as Construction in process. No amortization was recorded in relation to this amount, as the related facility had not yet been completed. During November 1999 PhageTx terminated its lease of the building in which the facility was to be constructed and terminated the construction project. Accordingly, all construction in process amounts previously capitalized were expensed in November 1999 as a loss on disposal of assets. No additional significant costs are expected to be incurred as a result of termination of this construction project.

          Because PhageTx terminated its facilities lease in November 1999, the leasehold improvement balance at that date and associated accumulated amortization have been expensed in that month as a loss on disposal of assets.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         13
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

5.       NOTES PAYABLE TO RELATED PARTY


====================================== ================ ================

                                                  2000             1999
-------------------------------------- ---------------- ----------------

Principal amount                       $       140,198  $       140,198
Accrued interest                                21,209            5,745
                                       ---------------- ----------------

                                       $       161,407  $       145,943
====================================== ================ ================

          In 1999, the Company received several loans from Prostar Limited, a company controlled by a director of the Company, which totaled $140,198. The loans bear interest at 11% per annum and are repayable on demand.



6.       CAPITAL STOCK


         As a result of the PhageTx Acquisition transaction, all historical stockholders' equity amounts have been retroactively restated to reflect the number of shares received in the business combination. Accordingly, the historical equity amounts shown in the Consolidated Statement of Changes in Stockholders' Equity reflect the equity transactions completed by PhageTx, with share amounts restated to reflect the equivalent number of shares of the Company's common stock, issued in exchange for the respective shares of PhageTx stock. Equity transactions are shown as if the Company had acquired 100% of the issued and outstanding shares of PhageTx common stock, an adjustment is recorded to indicate the number of shares of the legal parent outstanding as of the date of the acquisition, and a non-controlling interest is deducted from the total share amount to reflect the number of shares of PhageTx not yet owned by the Company as of the date of the acquisition.

         At inception of PhageTx, 2,357,136 shares of common stock were issued at an average price of approximately $0.06 per share, as restated. Consideration for issuance of the shares consisted of $100,000 in cash and $40,000 as reimbursement of expenses paid on behalf of PhageTx by a founder.

          Between April 1997 and July 1997 an additional 1,600,000 shares of common stock were issued for cash consideration at a price of $0.40 per share, as restated. Under the terms of an employment agreement, the President and CEO of PhageTx was granted the right to purchase 100,000 shares of common stock (which is included in the 1,600,000 shares), at a price of $0.40 per share, as restated, representing the market price of the stock at the time employment commenced. Beginning April 1997, a monthly amount of $5,000 was withheld from salary payments as consideration for the stock purchase. All consideration related to this stock purchase had been received by PhageTx as of December 31, 1997.



          In August 1997 PhageTx initiated a financing round which raised $1.0 million. As of December 31, 1997, 735,000 shares of common stock had been issued in connection with this round at a price of $1.00 per share. Subsequent to December 31, 1997, an additional 265,000 shares of common stock were subscribed to complete the minimum specified in the offering, with 100,000 of these shares purchased by the Company. The amount paid by the Company for these shares is treated as a contribution of capital to PhageTx in the consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         14
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================



6.       CAPITAL STOCK (cont'd...)


          During April and May 1998, PhageTx completed a private placement financing round raising an additional $500,000 to fund PhageTx's short-term operations. PhageTx engaged a placement agent to assist with the financing round. In connection with this financing, the placement agent received approximately 13% of the cash raised in the offering as commission and expense reimbursement and was to receive approximately 85,000 post-consolidated common shares, as restated of the Company. Certain founders of PhageTx transferred to the placement agent, for a total value of $300,000, the 85,000 common shares of PhageTx from their shareholdings. This transaction was recorded as a contribution of capital.

          Prior to the beginning of the financing round described above, PhageTx completed a bridge debt financing of $200,000 which consisted of promissory notes, each with a term of 40 days, paying interest at 10% per annum. These notes were repaid in April 1998. The note holders also received, as consideration for entering into the note agreements, 22,857 shares of newly issued common stock, as restated, for a total value of $80,000.

          Between June and October 1998 Phage advanced to PhageTx a total of $332,000 as pre-payment on letters of intent to merge the two entities. Under the terms of the letters of intent, if a merger transaction was not completed within a specified period of time, the advances converted to common stock of PhageTx at a price of $1.00 per share. In November 1998, these advances were converted to PhageTx common stock. Upon restatement for the PhageTx Acquisition transaction effective March 25, 1999, this amount is treated as a contribution of capital to PhageTx by the Company.

          During February 1999, pursuant to the letters of intent, the advances of $50,000 to PhageTx were converted to common stock of PhageTx.

          During February 1999, certain shareholder notes payable and expenses paid by shareholders on behalf of PhageTx were assigned by the shareholders to the Company. PhageTx issued to the Company 150,000 shares of PhageTx common stock in satisfaction of the debt of $150,000. Similar to the above transaction, this amount is treated as a contribution of capital to PhageTx by the Company upon restatement for the PhageTx Acquisition transaction.

          During April 1999 the Company sold an additional 187,500 shares of common stock at a price of $0.80 per share.

          Under the terms of private placement and investment banking agreements entered into by PhageTx in March 1998, upon the completion of certain placement milestones the placement agent was to receive (1) warrants for 300,000 shares of PhageTx common stock with an exercise price of $1.25 per share for a three-year term beginning at the first public trade of PhageTx stock; and (2) upon a merger with a public company or completion of an initial public offering the placement agent would receive 500,000 shares of PhageTx common stock. These agreements were terminated in June 1998. Based on completion of the PhageTx Acquisition transaction, the former placement agent asserted that the Company was liable under the aforementioned agreements to issue common shares and warrants in satisfaction of the stated terms. During July 1999, in settlement of the liability, the Company issued to the placement agent 71,429 shares of common stock, plus warrants to purchase 85,714 shares of common stock at an exercise price of $1.25 per share until March 25, 2001. Because these shares were issued in settlement of a debt owed by PhageTx, an amount of $80,000, calculated by multiplying the number of common shares issued by a price of $1.119 per share, has been recorded as consulting fees in general and administrative expense.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         15
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================


6.       CAPITAL STOCK (cont'd...)


         In March 2000, the Company issued pursuant to a private placement 1,942,858 units at $0.70 per unit, for total proceeds of $1,360,000. Each unit consists of one common share of the Company and a warrant, which entitles the holder thereof, to purchase another common share of the Company at $1.25 per share until February 22, 2001 and $2.00 per share until February 22, 2002. Subsequent to year end, on February 12, 2001, these warrants were amended and extended from their expiry dates to June 2, 2001 and June 2, 2002. The private placement was issued in accordance with Regulation D, Rule 506 of the United States Securities Act of 1933, as amended.

         In October 2000, the Company entered into a securities purchase agreement with seven purchasers to purchase 4,285,714 units at $0.70 per unit for total proceeds of $3,000,000. Each unit consists of one common share of the Company and a warrant. For every one and a half warrants, the holder thereof, is entitled to purchase another common share of the Company at an exercise price of $0.70 per share. The exercise date of the warrants has not yet been determined by the Company, therefore, the warrants have not been issued. The Company has received $1,500,000. As payment for the first part of this agreement, the 2,142,857 common shares associated with this payment have been issued. At December 31, 2000, the Company has received $10,000 of the second payment of $1,500,000. The 2,142,857 common shares were issued in accordance with Regulation D, Rule 506 of the United States Securities Act of 1933, as amended.




         Warrants

============================================== ================ ================

                                                          2000             1999
---------------------------------------------- ---------------- ----------------

Balance, beginning of year                              85,714          750,000

Issued                                               1,942,858           85,714
Exercised, prior to acquisition of PhageTx                  -          (250,000)
Expired                                                     -          (500,000)
                                               ---------------- ----------------

Balance, end of year                                 2,028,572           85,714
============================================== ================ ================




         As at December 31, 2000 there were 2,028,572 warrants outstanding that are exercisable into commons shares as follows:

============= ========================================= ====================

      Number                                  Exercise
   of Shares                                     Price       Expiry Date
------------- ----------------------------------------- --------------------

      85,714                                     $1.25       March 25, 2001
   1,942,858                                      1.25       June 2, 2001
                    if not exercised, then at     2.00       June 2, 2002
============= ========================================= ====================

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         16
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

7.       STOCK OPTIONS


          Phage Therapeutics International Inc.

          Stock option plan

          In January 2000, the board of directors modified the existing stock option plan of the Company and adopted an incentive stock option plan providing for the granting of stock options to officers, directors, employees and key consultants of the Company and its subsidiaries or affiliates. Under the modified plan, the Company is authorized to issue options up to a total of 10% of the shares of the common stock of the Company outstanding from time to time. The options under the modified plan are non-assignable (except in the event of death) and are exercisable for a term of five years. Options granted under the modified plan terminate within 30 days, in respect of any optionee, in the event that such optionee ceases to be a full-time employee. The board of directors may, at its sole discretion, determine the time during which options shall vest and the method of vesting, or that no vesting restriction shall exist.

          SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has chosen to account for the employee stock-based compensation using APB 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of the grant over the option price. No stock-based compensation has resulted from the use of this standard.


          Following is a summary of the stock option activity:

=========================================== ================ ================

                                                                    Weighted
                                                                     Average
                                                     Number         Exercise
                                                  of Shares            Price
------------------------------------------- ---------------- ----------------

Outstanding at December 31, 1999                         -    $           -

    Granted                                       1,405,000            0.57
                                                  ---------

Outstanding at December 31, 2000                  1,405,000  $         0.57
=========================================== ================ ================

         The weighted average fair value of options granted to employees, non-employees and consultants during the current year was $0.62 per share.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         17
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

7.       STOCK OPTIONS (cont'd...)

         Phage Therapeutics International Inc. (cont'd...)

         Stock option plan (cont'd...)

         Had compensation cost been recognized on the basis of fair value pursuant to SFAS 123, net loss and loss per share would have been adjusted as follows:



============================================= ================ ================

                                                   Year Ended       Year Ended
                                                 December 31,     December 31,
                                                         2000             1999
--------------------------------------------- ---------------- ----------------

Net loss
    As reported before extraordinary item     $   (1,381,335)  $   (1,487,498)
                                              ================ ================

    Pro-forma before extraordinary item       $   (1,405,544)  $   (1,487,498)
                                              ================ ================

     As reported loss for the year            $   (1,347,844)  $   (1,487,498)
                                              ================ ================

     Pro-forma                                $   (1,372,053)  $   (1,487,498)
                                              ================ ================


Basic and diluted loss per share
    As reported before extraordinary item     $        (0.16)  $        (0.23)
                                              ================ ================

     Pro-forma before extraordinary item      $        (0.16)  $        (0.23)
                                              ================ ================

     As reported loss per share               $        (0.16)  $       (0.23)
                                              ================ ================

     Pro-forma                                $        (0.16)  $       (0.23)
                                              ================ ================

============================================= ================ ================

         Following is a summary of the status of options outstanding at December 31, 2000:


================================================================================================

                              Outstanding Options                      Exercisable Options
                  --------------------------------------------     ---------------------------

                                      Weighted
                                       Average       Weighted                          Weighted
                                     Remaining        Average                           Average
                                   Contractual       Exercise                          Exercise
Exercise Price           Number           Life          Price             Number          Price
----------------- -------------- -------------- --------------     -------------- --------------

$ 0.55                1,280,000            4.0      $    0.55                 -     $      -
  0.75                  125,000            4.6           0.75                 -            -
                  --------------                                    -------------

                      1,405,000                                               -
================================================================================================

         The Company granted 665,000 options to consultants and non-employees during the year, which are accounted for under SFAS 123 and EITF 96-18. The stock compensation recognized using FASB 123 was $115,517, using the Black-Scholes option-pricing model. The options will be amortized over a two year period which is the expected period that the services will be performed by the consultants and non-employees. The stock compensation expense for the year was $28,793, of which $14,165 was allocated to general and administrative and $14,628 was allocated to research and experimentation.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         18
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================


7.       STOCK OPTIONS


         Phage Therapeutics International Inc. (cont'd...)

         Stock option plan (cont'd...)

         The assumptions used in calculating the fair value of options granted during the current year using the Black-Scholes option-pricing model are as follows:



          Risk free interest rate                                6.434% - 6.590%
          Expected life of the options                                   2 years
          Expected volatility                                              2.18%
          Expected dividend yield                                           -

         Phage Therapeutics, Inc.



         During 1997 PhageTx's Board of Directors adopted a 1997 Stock Option Plan under which an aggregate of 2,000,000 shares of common stock were reserved for grants to employees, advisors and consultants. Shareholder approval of the Plan was granted as of March 30, 1998. Options granted under this plan were designated as incentive or nonqualified at the discretion of the Plan Administrator.

         Generally, the options vest ratably over three and four-year periods. All options expire no later than ten years from the date of grant. Incentive stock options are exercisable at not less than the fair market value of the stock at the date of grant, and nonqualified stock options are exercisable at prices determined at the discretion of the Plan Administrator, but not less than 85% of the fair market value of the stock at the date of grant.

         The Plan contains a clause specifying terms of the conversion of options on a stock for stock exchange. Under the Plan, if the shareholders of PhageTx receive capital stock of another corporation ("Exchange Stock") in exchange for their shares of common stock in any transaction involving a merger, all options granted under the Plan shall be converted into options to purchase shares of Exchange Stock unless PhageTx and the corporation issuing the Exchange Stock, in their sole discretion, determine that any or all such options granted under this Plan shall not be converted into options to purchase Exchange Stock, but instead shall terminate. The amount and price of converted options shall be determined by adjusting the amount and price of the options granted under the Plan in the same proportion as used for determining the number of shares of Exchange Stock the holders of the common stock receive in such merger, consolidation, acquisition of property or stock, separation or reorganization. Unless provided otherwise in the Optionee's original individual option agreement, the vesting schedule set forth in the option agreement shall accelerate, and reflect 100% vesting immediately prior to the conversion to an option for the Exchange Stock.

         As of the date of these financial statements, no corporate action has been taken with regard to the outstanding options by the Company's Board of Directors. In October 1999, management presented the Company with a proposal to exercise all outstanding options in a cashless or net exercise transaction, with subsequent conversion into common shares. The Company has not yet determined the resolution of this proposal, or how the outstanding options will be treated. In compliance with the terms of the PhageTx Plan, the vesting schedule for all remaining outstanding options has been assumed to accelerate and reflect 100% vesting as of the date of the PhageTx Acquisition.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         19
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================


7.       STOCK OPTIONS (cont'd...)


         Phage Therapeutics, Inc. (cont'd...)




=============================== ================ ================= =============

                                         Shares                        Weighted
                                          Under                         Average
                                    Outstanding             Price      Exercise
                                        Options         Per Share         Price
------------------------------- ---------------- ----------------- -------------

Balance at December 31, 1998          1,599,000      $0.20 - 1.00        $ 0.69

Options granted                         100,000              1.00          1.00
Options terminated                    (224,000)       0.20 - 1.00          0.56
                                      --------

Balance at December 31, 1999          1,475,000       0.20 - 1.00          0.73
Options granted                              -               -             -
Options terminated                           -               -             -
                                      --------

Balance at December 31, 2000          1,475,000                            0.73
=============================== ================ ================= =============

         As of December 31, 2000 all outstanding options were fully vested as a result of the PhageTx Acquisition transaction. No options granted have been exercised as of December 31, 2000. The weighted average contractual life of options outstanding as of December 31, 2000 was 6.9 years.

         The Company applies United States Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for incentive stock options issued in accordance with its stock-based compensation plan. Had compensation cost for incentive stock option awards under the Company's Plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under United States Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (SFAS 123) the Company's net loss and loss per share would have been adjusted as follows:

======================================= ================ ================

                                                   2000             1999
--------------------------------------- ---------------- ----------------

Net loss
 As reported                            $     1,345,742  $     1,487,498
                                        ================ ================

 Pro-forma                              $     1,345,742  $     1,632,319
                                        ================ ================

Basic and diluted loss per share
 As reported                            $        (0.16)  $        (0.23)
                                        ================ ================

 Pro-forma                              $        (0.16)  $        (0.25)
======================================= ================ ================

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         20
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

7.       STOCK OPTIONS (cont'd...)


         The Company has granted nonqualified stock options to certain consultants and advisors as compensation for their services. Consistent with the treatment prescribed by SFAS 123 regarding grants of stock options to non-employees, the Company has determined that the fair value of the nonqualified stock options granted was approximately $Nil and $29,000 for the years ended December 31, 2000 and December 31, 1999, respectively. Because the options granted vest over three years, the period over which services are expected to be rendered, the Company has amortized the fair value of the nonqualified options granted on a straight-line basis over the three year service period of each option granted. However, because the vesting of all outstanding options has been accelerated to 100% as a result of the PhageTx Acquisition transaction, all remaining expense was amortized as of March 31, 1999. Accordingly, the Company has recorded in research and development, compensation expense of approximately $Nil and $72,200 for the years ended December 31, 2000 and December 31, 1999, respectively.

         In arriving at its estimates of fair value for options granted, the Company used the Black-Scholes option pricing model with the following assumptions:

============================================= ================ ================

                                                         2000             1999
--------------------------------------------- ---------------- ----------------

Expected dividend yield                                  -                  0%
Expected stock price volatility                          -              0.001%
Risk-free interest rate                                  -               5.10%
Expected life of options in years                        -                7
============================================= ================ ================

         The weighted average fair value at grant date for options granted was $Nil and $0.30 per option for the years ended December 31, 2000 and December 31, 1999, respectively.



8.       INCOME TAXES

         The Company's total deferred tax asset is as follows:

          Net tax benefit resulting from loss carry forward        $ 1,953,776
          Valuation allowance                                       (1,953,776)
                                                                   ------------

                                                                   $       -
                                                                   ============

         At December 31, 2000 the Company had net operating loss carryforwards for income tax purposes of approximately $5.7 million that will expire between 2012 and 2021. Since utilization of deferred tax assets resulting from loss carryforwards and temporary differences is dependent on future profits, which is not assured, a valuation allowance equal to the deferred taxes has been provided. Utilization of the Company's tax loss carryforwards may be subject to annual limitations if there is deemed to be a change in control.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         21
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================

9.       RELATED PARTY TRANSACTIONS


          During 1998 and in January 1999 certain shareholders of PhageTx advanced funds to PhageTx to cover operating expenses and incurred various additional expenses on behalf of PhageTx. The amount of these expenses and advances totaled approximately $99,000 at December 31, 1998. Additional advances and expenses of $51,000 were incurred in early 1999. During January and February 1999, these shareholder advances and expenses paid by shareholders on behalf of PhageTx were assigned by the shareholders to Phage Therapeutics International Inc. In concurrent transactions, the PhageTx issued to Phage Therapeutics International Inc. 150,000 shares of PhageTx common stock, valued at $1.00 per share, in satisfaction of the debt paid by Phage.


          During the year PhageTx paid or accrued wages of $20,000 (1999 - $144,000) and paid or accrued consulting fees of $56,000 (1999 - Nil) to the president and director of the Company. As at December 31, 2000, the Company owed $75,413 (1999 - $182,836).

          During the year PhageTx. paid or accrued wages of $Nil (1999 - $58,815) to a former officer and director of the Company. As at December 31, 2000, the Company owed $Nil (1999 - $86,154).

          During the year PhageTx paid or accrued wages of $14,000 (1999 - $Nil) to the treasurer of the Company.

          On September 1, 1998, the Company entered into a management agreement with Stealth Investment Corp. ("Stealth") to provide day-to-day management services to the Company (the "Management Agreement"). A director and officer of the Company, is the sole shareholder and director of Stealth. The Management Agreement is terminable by either party with two months notice and provides for a base fee of $10,000 per month until October 31, 2000, thereafter increased to $15,000 per month plus related expenses. The Company paid or accrued management fees of $65,000 (1999 - $45,000), consulting fees of $65,000 (1999 -
          $45,000),   office   rent  of  $22,484   (1999  -   $18,976),   office
          administration of $5,872 (1999 - $8,333) and investor relations of $7,760 (1999 - $1,871). As at December 31, 2000 the Company owed
          Stealth $68,798 (1999 - $93,199).



10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

========================================== ================ ================

                                                      2000             1999
------------------------------------------ ---------------- ----------------

Cash paid for income taxes                 $            -   $            -
========================================== ================ ================

Cash paid for interest                     $            -   $            -
========================================== ================ ================

          The following non-cash investing and financing transactions occurred during the year ended December 31, 1999:

          a) The Company issued 71,429 common shares at a deemed value of $80,000 for consulting fees.

          b) As outlined in Note 3, the Company issued 3,393,141 common shares for the acquisition of Phage Therapeutics, Inc.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         22
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================



10.      SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS (cont'd...)

          There were no significant non-cash transactions for the year ended December 31, 2000.



11.      COMMITMENTS AND CONTINGENCIES


          Lease Agreement

          On November 1, 2000, the Company signed a lease agreement for office and research facilities which expires November 30, 2005. The lease contains an option to renew for an additional 5 years. Minimum future lease payments under this agreement are as follows:

           December 31
               2001                                         $      80,326
               2002                                                83,544
               2003                                                86,906
               2004                                                90,373
               2005                                                85,555
                                                            -------------
                                                            $     426,704
                                                            =============

          The Company was required to pay a security deposit of $75,000. The security deposit is a certificate of deposit at a financial institution in favor of the Company, but is pledged to the lessor if the Company defaults in its lease agreement.

          Contractual Agreement

          On September 11, 2000, the Company entered into an agreement with Intelligene Expressions, Inc. for contract services to scale up manufacturing for the Company's first bacteriophage product. Intelligene is an Alberta company with a laboratory located in Edmonton, Alberta, Canada. The total amount of the contract was for $520,000. The Company has paid $355,000 and the remaining $165,000 is to be paid as follows:

          Upon completion of Phase 5                       $        55,000
          Upon completion of Phase 6                                55,000
          Upon completion of Phase 7                                55,000
                                                           ----------------
                                                           $       165,000
                                                           ================

          Contingencies

          An individual whom PhageTx engaged on a limited basis to assist with introductions related to raising private equity capital has asserted that certain private placement funds were received by PhageTx as a result of introductions made by that individual. The Company is in the process of determining the validity of the claims asserted. Should the claims be determined valid, PhageTx would be expected to pay approximately $10,000 in cash as a finder's fee, issue 35,000 PhageTx common shares, and issue warrants to purchase an additional 25,000 shares of common stock at $1.00 per share for a term of seven years. As the probability of outcome is not certain, no accrual has been made in the financial statements nor shares reserved in connection with this contingency.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         23
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000

================================================================================


11.      COMMITMENTS AND CONTINGENCIES (cont'd...)


          Contingencies (cont'd...)


          Prior to inception of PhageTx, a founder entered into a consulting agreement with an individual to assist with the setup of licensing arrangements between PhageTx and certain research institutions. A dispute has arisen regarding the amount of payment required under the consulting arrangement, which terminated in June 1997. The Company's exposure in relation to this consulting agreement is a cash amount owed of approximately $17,000, which has been accrued in the financial statements, 25,000 PhageTx common shares, and an option for 41,668 additional common shares of PhageTx. As the probability of outcome is not certain, no accrual has been made in the financial statements for the common shares and the option for additional common shares.


12.      SUBSEQUENT EVENTS

         The following events occurred subsequent to year end:



          a) As outlined in Note 6, on February 12, 2001, the Company extended the expiry date of 1,942,858 warrants from February 22, 2001 and February 22, 2002 to June 2, 2001 and June 2, 2002.

          b) On March 14, 2001, the Company received $1,420,000 relating to the second issue of 2,142,857 units at $0.70 per unit as outlined in Note 6.

          c) In March 2001, the Company advanced $50,000 each to two separate research laboratories that were contracted to carry out certain research and development projects for the Company. These two contracts totaled $200,504 and the remaining balance of $100,504 will be paid over the terms of the contracts which will be completed within a year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


There have been no changes or disagreements with the accountants on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT .



DIRECTORS AND OFFICERS OF PHAGE

The following table sets forth the names, ages and positions of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.

  Name                          Age         Position
  ----                          ---         --------
  Richard Honour                60          President,  Chief   Executive
                                            Officer, Secretary & Director
  Robert H. Miller              47          Chairman of the Board & Director
  Darren Pylot                  33          Chief  Financial  Officer &
                                            Director
  Gaetano Morello               37          Director
  Kenneth Lehman                54          Treasurer

The following describes the principal occupation of each officer and director of Phage for the previous five years:

Richard Honour, PhD. Dr. Honour was appointed President, and Chief Executive Officer on March 6, 2001 and continues to serve as Secretary and Director since his appointment August 15, 2000. Prior to Dr. Honour being appointed President and Chief Executive Officer, Dr. Honour served as Vice President of Research and Development, as well as Secretary and Director of Phage from August 15, 2000. Dr. Honour has also previously served as President and Chief Executive Officer of Phage from October 27, 1998 to December 16, 1999, and as Vice President of Research and Development and Secretary from August 15, 2000. He was President & CEO of ZymoGenetics, a company dedicated to the identification of novel proteins to treat and prevent human diseases( Seattle, WA, 1983-85) and MicroProbe Corporation, a company which uses a scanning electron microscope for qualitative and quantitative chemical analysis (Bothell, WA, 1985-90) and Executive VP for Pharmaceutical Development with Cytran, Inc., a private biopharmaceutical company dedicated to developing and commercializing small peptides for the treatment of cancer and other diseases (Kirkland, WA, 1991-95). He then worked with the investment banking firm of Chanen, Painter & Co. (Seattle, WA, 1995-97). Previously, Dr. Honour was Executive Director of a National Cancer Institute-sponsored clinical trials research program at the University of Southern California, School of Medicine (Los Angeles, CA, 1973-83), which evaluated new cancer therapeutic agents and multidisciplinary regimens, where he also held a faculty appointment. His career and experience have focused on the discovery and development of diagnostic and therapeutic products for human infectious diseases and cancer. Dr. Honour earned a Doctorate degree from the University of California (1972), where he specialized in microbiology. He is a Director for several private technology and health care companies and he is a biotechnology and health care advisor for the Washington Technology Center, University of Washington, as well as for two venture capital firms.

Robert H. Miller. Mr. Miller was appointed Chairman of the Board of Directors and a Director on March 14, 2001. From 1990 to 1996, Mr. Miller was President and a Director of Consolidated Madison Holdings Ltd., of Toronto, Ontario, Canada, which was involved in Brazilian resource exploration. In 1996, the name of the company merged with and changed its name to Ourominas Minerals Inc., which is listed on the Canadian Ventures Exchange ("CDNX") and the Toronto Stock Exchange ("TSE"), having a head office at #1020 - 1090 West Georgia Street, Vancouver, British Columbia. Mr. Miller continued working with the company until 1997. From 1996 to 1998, Mr. Miller was also a Director of Zmax Corporation located in Germantown, U.S.A. Zmax Corporation developed computer software. Since 1991, Mr. Miller is President of Job Industries Ltd., an inactive CDNX high tech industrial cleaning company, located in Vancouver, British Columbia, Canada. Mr. Miller is also a Director of Stamford International, Inc., since 1999. Stamford International, Inc. is a publicly traded holding company which has a controlling interest in Nanovation Technologies Inc., a company who has an exclusive license from Northwestern University for the world wide rights to the Photonic wire microvcavity laser project, and that has funded construction of a nano-fabrication laboratory on the Northwestern University campus. Stamford International, Inc. is an Over-the-Counter TSE listed company. From 2000 to the present, Mr. Miller has been Directors of both Life Span Biosciences Inc., a biotechnology research company located in Seattle, Washington, and Digital Snaps, Inc., a digital inventory technology company located in Vancouver, British Columbia, Canada.

Darren Pylot. Mr. Pylot was appointed Chief Financial Officer on March 6, 2001 and continues to be a Director of the Company since his appointment on May 26, 1998. Prior to Mr. Pylot becoming Chief Financial Officer, Mr. Pylot held the position of President since May 26, 1998. Mr. Pylot has also served as Chief Executive Officer from March 15, 1999 to March 6, 2001. Mr. Pylot is the founder and President of Stealth Investments Corp. (a private British Columbia company which provides management services). Since 1994 he has been the President and a Director of Serena Resources Ltd., a publicly traded mineral exploration company. From January 1997 to August 1999, Mr Pylot was a Director of Stamford International Inc., a publicly traded holding company which has a controlling interest in Nanovation Technologies Inc., a company who has an exclusive license from Northwestern University for the world wide rights to the Photonic wire microvcavity laser project, and that has funded construction of a nano-fabrication laboratory on the Northwestern University campus. Mr. Pylot no longer has any affiliation with Stamford International, Inc.

Gaetano Morello. Dr. Gaetano Morello was appointed Director of Phage on February 8, 2000 and appointed Chairman from March 13, 2000 until his resignation March 14, 2001. He is a licensed naturopathic physician practicing in West Vancouver, British Columbia and a contributing author to several medical publications, including The American Journal of Natural Medicine. Dr. Morello lectures in Canada, the United States, Germany and Italy on the scientific basis of natural medicine. Dr. Morello has experience in the clinical applications of the scientific foundations of natural medicine. From 1992 to 1999, Dr. Morello was a medical consultant at Enzymatic Therapy Canada, Inc., an herbal supplements and vitamin producer, with its own in-house testing laboratory located at 8500 Baxter Place, Burnaby, British Columbia, Canada V5A 4T8. Also from 1992 to 1999, Dr. Morello was a Clinician at the West Vancouver Clinic of Naturopathic Medicine, a naturopathic clinic at Suite 101 - 585 16th Street, West Vancouver, British Columbia, Canada V7V 3R8. From 1999 to the present, Dr. Morello is Managing Director and President of Operations of Enzymatic Therapy Canada, Inc. and a Clinician at the NaturoMed Clinic, a naturopathic clinic located at Suite 204 - 601 West Broadway, Vancouver, British Columbia, Canada V5Z 4C2.

Kenneth E. Lehman, B.A., MBA, was appointed Treasurer of Phage in November, 2000. Mr. Lehman is a controller with approximately 18 years of experience in managerial accounting and project management with US West Communications, Inc., Seattle, WA, a telecommunications company (1982-2000). Mr. Lehman's operational experience includes general accounting, financial statements, financial analysis, accounting policies and procedures, fixed asset management, and audits. Prior to this experience, Mr. Lehman was part of the United States Army, Finance Corps, 101st Airborne Division from 1969 to 1971. Mr. Lehman received his Bachelor of Arts in Accounting from the University of Washington in 1974 and his Masters of Business Administration, Finance and Accounting from City University in Seattle, Washington in 1986. Mr. Lehman has begun working for Phage Therapeutics as a controller on a full-time basis starting November 1, 2000.



FAMILY RELATIONSHIPS

There are no family relationships among the directors and executive officers.



INVOLVEMENT IN OTHER PUBLIC COMPANIES

Mr. Darren Pylot is also the President and Director of Serena Resources Ltd. which is currently inactive. Serena Resources Ltd. has applied to the Canadian Ventures Exchange ("CDNX") for Mining Property approval and is awaiting approval from CDNX.

Mr. Miller is currently President and Director of Job Industries Ltd., which is currently delisted from the CDNX due to inactivity and is a Director of Stamford International, Inc., which is traded on the Over-the-Counter exchange on the Toronto Stock Exchange (TSE). Job Industries Ltd's business is high tech industrial cleaning. Stamford International, Inc. has a controlling interest in Nanovation Technologies Inc., a company who has an exclusive license from
Northwestern University for the world wide rights to the Photonic wire microvcavity laser project, and that has funded construction of a nano-fabrication laboratory on the Northwestern University campus.



INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

Except as indicated below and/or hereinbefore, to the knowledge of Management, during the past five years, no present or former director, executive officer, or person nominated to become a director or executive officer of Phage:

          (1) Filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

          (2) Was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offences);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

          (4) Was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.


DIRECTORS AND EXECUTIVE OFFICERS OF PHAGE THERAPEUTICS

The Board of Directors and Officers of Phage Therapeutics mirrors the current Board of Directors of Phage in composition and positions held.


ADVISORS AND KEY EMPLOYEES OF PHAGE AND PHAGE THERAPEUTICS

Phage's management team and advisors have extensive experience in biotechnology and biopharmaceutical development, including the development of human therapeutic products. Various of the these members have direct experience in
research  management,   drug  substance  and  finished  product   pharmaceutical
manufacturing, analytical methods, pharmaceutical product development, preclinical studies design and management, FDA documentation systems, quality control and quality assurance systems, Phase I, II and III clinical investigations, pharmaceutical product corporate strategic planning, intellectual property and licensing, and corporate finance. The management team and advisors are as follows:

Richard E. Herman, PhD, is a microbial geneticist and molecular biologist with 18 years of experience in biotechnology. From 1985 to 1996, Dr. Herman was a Director of Microbial Research at Bio Techniques Laboratories, Inc. in Redmond, WA. Bio Techniques Laboratories, Inc. is in the business of developing biotherapeutics for humans and animals. From 1997 to 2000, Dr. Herman was Director of Microbiology for Phage Therapeutics, Inc. and in 2001 was appointed Vice President of Pharmaceutical Development. Dr. Herman holds a PhD degree and has worked on the interaction of bacteriophage T4 with an antibiotic resistance plasmid in E.coli. Dr. Herman has conducted research on the infective processes of Herpes Simplex Virus in nerve cells and developed cloning techniques for streptococci bacteria of importance to industrial fermentations. While Director of Microbial Research at BioTechniques Laboratories (Redmond, WA), Dr. Herman led product development, directed animal field trials (including poultry, swine, beef and dairy cattle) and patented products containing beneficial bacteria designed to improve the health of the intestinal tracts of animals and humans. Dr. Herman was awarded the PhD degree from the University of Minnesota in genetics, an MS degree in cellular biology, and a BA degree in biology. Dr. Herman has entered an employment agreement with Phage Therapeutics effective as of November 1, 2000.

Douglas I. Lee, MA, MBA, is a microbiologist and product development specialist with more than 14 years of experience in the biotechnology industry. From 1991 to 1997, Mr. Lee was a Senior Scientist and Product Technology Manager at BARD Diagnostic Sciences, Inc. in Redmond, WA. BARD Diagnostic, previously known as Bainbridge Sciences, Inc. became a subsidiary of the BARD Parent company. BARD Diagnostic specializes in making monoclonal antibody based rapid dipstick and EIA tests for cancer diagnostics. Mr. Lee led the discovery of the monclonal antibody and characterization of the antigen for bladder cancer. As Product Technology Manager, Mr. Lee managed the transfer of products from Research and Development to manufacturing. From 1997 to the present, Mr. Lee has been a Senior Scientist with Phage Therapeutics, Inc. Mr. Lee brings expertise in the fields of infectious disease microbiology and virology, based on past employment at the University of Washington (Department of Infectious Diseases) (1978-1983), Genetic Systems Corporation (Seattle, WA) (1983-1986), Immunex Corporation (Seattle, WA) (1986-1987), and MicroProbe Corporation (Bothell, WA) (1987-1991). In 1996, Mr. Lee earned an MBA degree from the University of Washington. Mr. Lee has entered an employment agreement with Phage Therapeutics effective as of November 1, 2000.

Deirdre (Dee) Sweeney, B.SC., is a regulatory affairs consultant with more than 24 years of regulatory experience having worked for the Federal Drug Administration (Cincinnati District Office ) (1976-1986), Bristol-Meyers Squibb Company (Seattle, WA) (1988-1992) and most recently, NeoRx Corporation (Seattle,
WA) (1992-1997) where she held the position of Director of Regulatory Affairs. Ms Sweeney was responsible for directing all FDA and foreign health authority liaison and compliance activities related to NeoRx projects, including biologics, drugs, and a combination drug/device, with a primary focus on cancer and cardiovascular diseases. Currently, Ms Sweeney has her own regulatory consulting business, Sweeney Regulatory Consulting (Redmond, WA), which she started in 1997. Sweeney Regulatory Consulting provides regulatory services to companies engaged in the development and manufacture of biotechnology products, pharmaceuticals, and medical devices. Ms Sweeney was President of the Organization of Regulatory and Clinical Associates (ORCA) from 1999 to 2000 and is currently serving on the Board of Directors of Washington Biotechnology and Biomedical Association (WBBA) which she has served on for the past seven years. Ms Sweeney received her Bachelor of Science degree in Biology and Art from Bowling Green State University. Ms Sweeney is part of the Regulatory Affairs Professional Society and has been Regulatory Affairs Certified (RAC) since 1991. Ms Sweeney is an advisor to Phage and Phage Therapeutics. Ms Sweeney has entered a consulting agreement ("Consulting Agreement") with Phage Therapeutics International, Inc. with the term of Consulting Agreement from October 16, 2000 to October 16, 2001. The Consulting Agreement is attached as Exhibit 10.6. This Consulting Agreement provides that Ms Sweeney shall provide regulatory consulting services related to FDA requirements for submission of Investigational New Drug Applications (INDs) to conduct clinical studies used to support the development and marketing of Phage and Phage Therapeutics' products. Ms Sweeney has also signs a Confidential Disclosure Agreement with Phage to protect Phage and Phage Therapeutics' confidential information.

COLLABORATIVE RELATIONSHIPS

In addition to Phage Therapeutics's biotechnology business and laboratory operations in Washington, Phage Therapeutics collaborates with several academic research groups and universities for the evaluation and characterization of bacteriophage that represent an important source of Phage's bacteriophage technology and products. Phage Therapeutics is initiating individual consulting and advisory agreements with certain of these key investigators including:

Michael C. Maloney, RAC, Advisor, is a regulatory professional with more than 21 years of United States and international experience in the commercialization of medical products. Mr. Maloney is currently President and Chief Executive Officer of La Haye Laboratories, Inc., Redmond, WA. Mr. Maloney has held these positions since 1995. La Haye Laboratories, Inc. is in the business of the discovery, development, and regulatory approval of new biopharmaceutical and nutraceutical compounds and products for the treatment of human diseases. From 1992 to 1995 Mr. Maloney served as Director of Regulatory Affairs at Cytran, Inc., located in Kirkland, WA. Cytran, Inc. is a pharmaceutical company in the business of the discover, development, and regulatory approval of pharmaceutical products for the treatment of immune suppression, infectious diseases and cancer. Mr. Maloney has experience in quality assurance, manufacturing, documentation, clinical investigations, product licensing and regulatory compliance. Mr. Maloney has participated in the successful introduction of a broad spectrum of medical products, including Class I, II and III medical devices, in vitro diagnostics, and critical care monitoring equipment. In addition, he has participated in the development of biological and therapeutic agents. Also, he has a broad range of experience in filing product licensing applications, including IDE, 510(k), PMA and IND applications, as well as international dossiers. He is a member of the Regulatory Affairs Professional Society (RAPS), is Regulatory Affairs Certified by RAPS, and is a member of the American Society for Quality Control.

John J. Majnarich, PhD, is a biochemist and senior research executive with more than thirty years of laboratory and management experience. Dr. Majnarich is President & Scientific Director of Bioconsultants, Inc. a division of Bio Research Laboratories of Redmond, WA. Dr. Majnarich has held these positions since 1990. Bioconsultants, Inc. and Bio Research Laboratories are contract services laboratories supporting the development of human and animal diagnostic and therapeutics products. Dr. Majnarich has special expertise in the evaluation and testing of natural and synthetic compounds for use as animal or human therapeutic products. Dr. Majnarich founded Biomed Research Laboratories, Inc. ("Biomed") of Bellevue, WA. in 1972 and continued his career as President and Scientific Director of Biomed until 1990. Dr. Majnarich developed and managed Biomed into one of the world's leading fish vaccine research and manufacturing companies. Dr. Majnarich was also Director of the Biological Division of Schick Laboratories, Seattle, WA, from 1966 to 1972 where he managed the licensing of a human therapeutic product with the United States FDA. Dr. Majnarich has more than twenty years of experience working with the USDA and the United States FDA in the development, testing and licensing of new human therapeutic products, including natural products and foods. Dr. Majnarich holds a Doctorate in Biochemistry from the University of Washington.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Identify each person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("reporting person") that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. (For each person, set forth number of late reports, number of transactions that were not reported on a timely basis, and any known failure to file a required Form. Form 3 and Form 5.

During the fiscal year, the following directors, officers and beneficial owners of more than ten percent of the Company's common stock failed to file Form 3s on a timely basis as required by Section 16(a) of the Exchange Act:


        Name & Position                Form to be Filed         Date to be Filed By:         Date Actually Filed:
        ---------------                ----------------         --------------------         --------------------

Gaetano Morello, Director                   Form 3                January 16, 2001              March 19, 2001

Darren Pylot, CFO & Director                Form 3                January 16, 2001              March 19, 2001

Richard Honour, CEO,                        Form 3                January 16, 2001              March 19, 2001
President, Secretary & Director

Kenneth Lehman, Treasurer                   Form 3                January 16, 2001              March 20, 2001

GIG Ltd, 10% holder                         Form 3                January 16, 2001              April 4, 2001

Robert Miller                               Form 3                 March 14, 2001               April 12, 2001



The Company is not aware of any other 10% holders who are required to file Form 3s and Form 5s.

ITEM 10.EXECUTIVE COMPENSATION .

The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:




------------------------------------------------------------------------ ------------------------------------- -----------------

Annual Compensation(1)                                                   Long Term Compensation
------------------------------------------------------------------------ ------------- ----------------------- -------------

                                                                         Awards        Payouts
-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

Name and Principal   Year     Salary*          Bonus    Other Annual     Securities    Restricted  LTIP        All Other
Position                      ($)              ($)      Compensation     Under         Shares or   Payouts     Compensation
                                                        ($)              Option/       Restricted  ($)         ($)
                                                                         SAR's         Share
                                                                         Granted (#)   Units
                                                                                       ($)
-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

Gaetano Morello,     2000    $Nil              Nil      Nil              50,000        Nil         Nil         Nil
Director             1999     Nil              Nil      Nil              Nil           Nil         Nil         Nil
                     1998     Nil              Nil      Nil              Nil           Nil         Nil         Nil
-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

Robert Miller,       2000    $Nil              Nil      Nil              Nil           Nil         Nil         Nil
Chairman of the      1999     Nil              Nil      Nil              Nil           Nil         Nil         Nil
Board                1998     Nil              Nil      Nil              Nil           Nil         Nil         Nil
-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

Darren Pylot(2),     2000    $Nil              Nil      Nil              240,000       Nil         Nil         Nil
Chief Financial      1999     Nil              Nil      Nil              Nil           Nil         Nil         Nil
Officer              1998     Nil              Nil      Nil              Nil           Nil         Nil         Nil
-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

Richard Honour,      2000     $10,000/mo       Nil      Nil              500,000       Nil         Nil         Nil
CEO and President    1999     $4,666/mo (3)
                     1998     12,000/mo        Nil      Nil              Nil           Nil         Nil         Nil
                              12,000/mo        Nil      Nil              Nil           Nil         Nil         Nil
-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

Kenneth Lehman,      2000    $7,000/mo(4)      Nil      Nil              Nil           Nil         Nil         Nil
Treasurer            1999     ----             --       --               ---           --          --          --
                     1998     ----             ---      ---              ---           ---         ---         ---

-------------------- -------- ---------------- -------- ---------------- ------------- ----------- ----------- -------------

1. Perquisites and other personal benefits do not exceed the lesser of $50,000 and 10% if the total of the annual salary and bonus of the named executive officers for the financial year.

2.   Mr.  Darren  Pylot is paid  $5,000 per month by Stealth  Investments  Corp.
     which in turn is paid $10,000 per month from Phage for management services.

3. As of November 1, 2000, Dr. Richard Honour is being paid as an employee of Phage Therapeutics at a salary of $10,000 per month. From January 1, 2000 to October 31, 2000, Dr. Honour was paid under a consulting arrangement with Phage Therapeutics at $4,666 per month. For 1999 and 1998, Dr. Honour was paid as an employee.

4.   Mr. Kenneth Lehman joined the Company on November 1, 2000.

COMPENSATION OF DIRECTORS.

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

There are no arrangements pursuant to which any of the Company's directors were compensated during the Company's last completed calendar year for any service provided as director.

Compensation is paid indirectly to Darren Pylot, as disclosed below under the sub-heading "Contractual Arrangements". Starting on November 1, 2000, Dr. Richard Honour is being paid as an employee of Phage Therapeutics at a cost of $10,000 per month. The employment agreement is attached as Exhibit 10.3. From January 1, 2000 to October 31, 2000, Dr. Honour was paid as a consultant to Phage Therapeutics at a cost of $4,666 per month. In 1998 and 1999, Dr. Richard Honour was paid as an employee of Phage Therapeutics at a salary of $144,000 per annum. During 2000, Phage Therapeutics accrued wages of $20,000 and accrued consulting fees of approximately $56,000 to Dr. Honour. As at December 31, 2000, the Company owed $75,413 to Dr. Honour. See Note 9 on page 21 of the December 31, 2000 Financials in Part F/S.

Mr. Kenneth Lehman, an officer of the Company (Treasurer) entered an employment agreement with Phage Therapeutics, Inc. as of November 1, 2000 in which Mr. Lehman receives a salary of $84,000 per year as Controller for Phage Therapeutics, Inc. Mr. Lehman also receives $17.00 per hour under another employment agreement with Phage Therapeutics, Inc., entered in November 1, 2000, for his services as a Facilities Manager. Mr. Lehman does not receive compensation for his duties as Treasurer.

None of the other Directors of the Company have received any cash compensation, directly or indirectly, for their services rendered during the most recently completed financial year of Phage. Phage does not have any non-cash compensation plans for its Directors and it does not propose to pay or distribute any non-cash compensation during the current financial year, other than pursuant to the granting of stock options.

CONTRACTUAL ARRANGEMENTS

Since September 1, 1998, Phage has had a management agreement ("Management Agreement") with Stealth Investment Corp., a British Columbia company, to provide day to day management services to Phage. The Management Agreement is terminable by either party with two months notice and provides for a base fee of $10,000 per month until October 31, 2000, thereafter increased to $15,000 per month plus related expenses. Stealth Investments Corp. is a privately held
British Columbia registered company in which Mr. Darren Pylot is the sole officer, director and shareholder. Mr. Pylot is also the Chief Financial Officer and a Director of Phage. Stealth Investments Corp. was incorporated in the Province of British Columbia, Canada on October 29, 1996 under the name "530021 B.C. Ltd. and changed its name to "Stealth Investments Corp. on May 12, 1998. The latest Management Agreement, which was executed November 1, 2000 is attached as Exhibit 10.4.

The Company paid or accrued management fees of $65,000 (1999 - $45,000), consulting fees of $65,000 (1999 - $45,000), office rent of $22,484 (1999 -
$18,976), office administration of $5,872 (1999 - $8333) and investor relations of $7,760 (1999 - $1,871). As at December 31, 2000 the Company owed Stealth $68,798 (1999 - $93,199). See Note 9 on page 21 of the December 31, 2000
Financials in Part F/S.

INCENTIVE STOCK OPTIONS

Phage has issued incentive stock options pursuant to the 2000 Stock Option Plan to directors, officers, employees and certain professional consultants to Phage. The following table shows the break-down of the stock options issued by Phage:

------------------------ --------------------- -------------- ------------------- --------------------- ------------------

         Date                    Name           Price per      Amount of Shares       Vesting Date         Expiry Date
         ----                    ----           ----------     ----------------       ------------         -----------
                                                   Share
                                                   -----
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

January 4, 2000          Chris Tomanik         $0.55          240000              To be determined by   January 3, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

January 4, 2000          Darren Pylot          $0.55          240000              To be determined by   January 3, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

January 4, 2000           Douglas Lee          $0.55          75000               To be determined by   January 3, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

January 4, 2000          Graham Hughes         $0.55          25000               To be determined by   January 3, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

January 4, 2000          Richard Herman        $0.55          200000              To be determined by   January 3, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

January 4, 2000          Richard Honour        $0.55          500000              To be determined by   January 3, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

February 3, 2000         Mark Patchett         $1.25          5000                To be determined by   February 2, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

October 10, 2000         Gaetano Morello       $0.75          50000               To be determined by   October 10, 2005
                                                                                  the Administrator
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

October 10, 2000         John Majnarich        $0.75          35000               To be determined by   October 10, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

October 10, 2000         Michael Maloney       $0.75          35000               To be determined by   October 10, 2005
                                                                                  the Administrator
                                                                                  (1)
------------------------ --------------------- -------------- ------------------- --------------------- ------------------

1. The reason the Company has decided to issue stock options with a vesting date to be determined is because the Company anticipates issuing more stock options within the next few months to new employees that may be joining the Company. Phage believes it will determine a vesting date by March 2001 regardless of whether more stock options are issued.

TERMS OF THE STOCK INCENTIVE PLAN

General. The Board of Directors and Majority Stockholders have adopted and approved a stock option plan (the "Plan"). The purpose of the Plan is to enable Phage to offer its officers, directors, employees, consultants and advisors performance-based incentives and other equity interests in Phage, thereby attracting, retaining, and rewarding such personnel. Phage believes that increased share ownership by such persons more closely aligns stockholder and employee interests by encouraging a greater focus on the profitability of Phage. There is reserved for issuance under the Plan an aggregate of 10% of shares of Common Stock of Phage issued and outstanding from time to time. All of such shares may, but need not, be issued pursuant to the exercise of incentive stock options. Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-statutory stock options. In addition, awards of or rights to purchase shares of Phage's Common Stock ("Stock Rights") may be granted under the Plan.

Phage has reserved for issuance 1,405,000 shares of the common stock of Phage pursuant to the Stock Option Plan based on the total issued an outstanding share capital on January 4, 2000, the date the Stock Option Plan was approved by the shareholders of Phage. There are currently 1,405,000 stock options outstanding under the Stock Option Plan.

In addition to the foregoing, Phage anticipates it will assume the obligations of the stock option plan for Phage Therapeutics and options issued under that plan on and if it is able to acquire 100% of the issued and outstanding share capital of Phage Therapeutics Currently, 1,405,000 options are issued and outstanding exercisable for shares of Phage Therapeutics.

Administration. The Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Administrator"). The Administrator, subject to the terms and conditions of the Plan, has authority to:


-    select the persons to whom options and Stock Rights are to be granted;
- determine the number of shares of Common Stock to be covered by each option and Stock Right granted;
-    approve forms of option agreements for use under the Plan;
-    determine the terms and conditions of any option or Stock Right;
- reduce the exercise price of any option or Stock Right if the fair market value of the Common Stock covered by such option or Stock Right has declined since the date the option or Stock Right was granted;
-    institute an option exchange program;
-    interpret the Plan and awards granted under the Plan;
- prescribe, amend and rescind rules and regulations relating to the Plan or sub-plans established for the purpose of qualifying for preferred tax treatment under foreign tax laws;
-    modify or amend each option or Stock Right issued;
- allow optionees to satisfy withholding tax obligations by electing to have Phage withhold from the shares to be issued on exercise of an option or Stock Right that number of shares having a fair market value equal to the amount required to be withheld;
- authorize any person to execute on behalf of Phage any instrument required to effect the grant of an option or Stock Right previously granted by the Administrator; and
- make all other determinations and take all other actions necessary or advisable for the administration of the Plan.

All decisions, interpretations and other actions of the Administrator are final and binding on all holders of options and Stock Rights.

Eligibility; Limitations of Options. Non-statutory stock options and Stock Rights may be granted under the Plan to employees, directors and consultants of Phage or any parent or subsidiary of Phage. Incentive stock options may be granted only to employees. Section 162(m) of the Code places limits on the deductibility for federal income tax purposes of compensation paid to certain executive officers of Phage. In order to preserve Phage's ability to deduct the compensation income associated with options granted to such persons, the Plan provides that no employee may be granted, in any fiscal year of Phage, options to purchase more than 1,000,000 shares of Common Stock plus options to purchase up to an additional 1,000,000 shares of Common Stock in connection with such employee's initial commencement of service to Phage.

Terms and Conditions of Options . Options granted under the Plan are subject to additional terms and conditions under the individual option agreement. These terms and conditions include:

- Exercise Price. The Administrator will determine the exercise price of options granted at the time of grant. The exercise of an incentive stock option may not be less than 100% of the fair market value of the Common Stock on the date such option is granted; provided, however, the exercise of an incentive stock option granted to a 10% stockholder may not be less than 110% of the fair market value of the Common Stock on the date such option is granted. The fair market value of the Common Stock is generally determined with reference to the closing sale price for the Common Stock (or the closing bid if no sales were reported) on the last market trading day prior to the date the option is granted. The exercise price of a non-statutory stock option may be determined by the Administrator, provided however, the exercise price of a nonstatutory stock option intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Code may not be less than 100% of the fair market value of the Common Stock on the date of grant.

- Exercise of Option. The Administrator determines when options become exercisable, and may in its discretion, accelerate the vesting of any outstanding option.

- Form of Consideration. The means of payment for shares issued on exercise of an option is specified in each option agreement. The Plan permits payment to be made by cash, check, promissory note, other shares of Common Stock of Phage (with some restrictions), cashless exercise, a reduction in the amount of any Company liability to the optionee, any other form of consideration permitted by applicable law, or any combination thereof.

- Term of Option. The term of an incentive stock option may be no more than ten years from the date of grant; provided that in the case of an incentive stock option granted to a 10% stockholder, the term of the option may be no more than five years from the date of grant. No option may be exercised after the expiration of its term.

- Termination of Employment. If an optionee's employment, directorship or consulting relationship terminates for any reason (other than death or disability), then all options held by the optionee under the Plan expire on the earlier of (i) the date set forth in his or her notice of grant or stock option agreement or (ii) the expiration date of such option. To the extent the option is exercisable at the time of such termination, the optionee may exercise all or part of his or her option at any time before termination.

- Permanent Disability; Death. If an optionee's employment, directorship or consulting relationship terminates as a result of permanent and total disability (as defined in the Code) or death, then all options held by such optionee under the Plan will generally expire on the earlier of (i) twelve months from the date of termination of optionee's employment or (ii) the expiration date of the option. The optionee or, if applicable, the executor or other legal representative of the optionee's estate may exercise all or part of the optionee's option at any time before such expiration to the extent that the option was exercisable at the time of termination of employment.

- Non-transferability of Options. Options granted under the Plan generally are not transferable other than by will or the laws of descent and distribution, and may be exercised during the optionee's lifetime only by the optionee.

- Value Limitation. If the aggregate fair market value of all shares of Common Stock subject to an optionee's incentive stock option which are exercisable for the first time during any calendar year exceeds $100,000, the excess portion of such option will be treated as a non-statutory stock option.

- Other Provisions. The stock option agreement may contain other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Administrator.

Stock Rights. A Stock Right may award the recipient Common Stock or may give the recipient the right to purchase Common Stock. Shares received or purchased pursuant to a Stock Right will be subject to a restricted stock agreement between Phage and the recipient. Unless the Administrator determines otherwise, the restricted stock agreement will give Phage a reacquisition option exercisable on the voluntary or involuntary termination of the recipient's employment or consulting relationship with Phage for any reason (including death and disability). The acquisition price for any shares reacquired by Phage will be the original price paid by the recipient, if any. The reacquisition option lapses at a rate determined by the Administrator. A Stock Right and the stock acquired (while restricted) is generally nontransferable other than by will or the laws of descent and distribution.

Adjustments of Options on Changes in Capitalization. In the event that the stock of Phage changes by reason of any stock split, reverse stock split, stock dividend, combination, reclassification or other similar changes in the capital structure of Phage affected without the receipt of consideration, appropriate adjustments will be made in the number and class of shares of stock subject to the Plan, the number and class of shares of stock subject to any option or Stock Right outstanding under the Plan, and the exercise price of any such award. In the event of a liquidation or dissolution, any unexercised options will terminate. The Administrator may, in its discretion, provide that each optionee will fully vest in and have the right to exercise the optionee's option or Stock Right as to all of the optioned stock, and shall release all restrictions on any restricted stock prior to the consummation of the liquidation or dissolution. In the event of a merger, sale or share exchange of Phage into another corporation that results in a change of control of Phage, options that would have become vested within 18 months after the closing date of the merger transaction will accelerate and become fully vested on the closing of the transaction. In the event of a change of control transaction, any other outstanding options that are not accelerated would be assumed by the successor company or an equivalent option would be substituted by the successor company. If any of these options are not assumed or substituted, they would terminate.

Amendment and Termination of the Plan. The Administrator may amend, alter, suspend or terminate the Plan, or any part of the Plan, at any time and for any reason. No such action by the Board or stockholders may alter or impair any option or Stock Right previously granted under the Plan without the written consent of the optionee/recipient. Unless terminated earlier, the Plan will terminate ten years from the date of its approval by the stockholders or the Board, whichever is earlier.

Federal Income Tax Consequences of Options - Incentive Stock Options. An optionee who is granted an incentive stock option does not generally recognize taxable income at the time the option is granted or on its exercise, although the exercise may subject the optionee to the alternative minimum tax. On a disposition of the shares more than two years after grant of the option and one year after exercise of the option, any gain or loss is treated as long-term capital gain or loss. If these holding periods are not satisfied, the optionee recognizes ordinary income at the time of disposition equal to the difference between the exercise price and the lower of:

o    the fair market value of the shares at the date of the option exercise; or
o    the sale price of the shares.

Any gain or loss recognized on such a premature disposition of the shares in excess of the amount treated as ordinary income is treated as long-term or short-term capital gain or loss, depending on the holding period. A different rule for measuring ordinary income on such a premature disposition may apply if the optionee is an officer, director, or 10% stockholder of Phage. Phage is entitled to a deduction in the same amount as the ordinary income recognized by the optionee.

Federal Income Tax Consequences of Options - Non-statutory Stock Options. An optionee does not recognize any taxable income at the time he or she is granted a non-statutory stock option. On exercise, the optionee recognizes taxable income generally by the excess of the then fair market value of the shares over the exercise price. Any taxable income recognized in connection with an option exercise by an employee of Phage is subject to tax withholding by Phage. Phage is entitled to a deduction in the same amount as the ordinary income recognized by the optionee. On a disposition of such shares by the optionee, any difference between the sale price and the optionee's exercise price, to the extent not recognized as taxable income as provided above, is treated as long-term or short-term capital gain or loss, depending on the holding period.

Stock Rights. Restricted stock is generally acquired pursuant to Stock Rights. At the time of acquisition, restricted stock is subject to a "substantial risk of forfeiture" within the meaning of Section 83 of the Code. As a result, the recipient will not generally recognize ordinary income at the time of acquisition. Instead, the recipient will recognize ordinary income on the dates when the stock ceases to be subject to a substantial risk of forfeiture. The stock will generally cease to be subject to a substantial risk of forfeiture when it is no longer subject to Phage's right to reacquire the stock on the recipient's termination of employment with Phage. At such times, the recipient will recognize ordinary income measured as the difference between the purchase price (if any) and the fair market value of the stock on the date the stock is no longer subject to a substantial risk of forfeiture. The purchaser may accelerate to the date of acquisition his or her recognition of ordinary income, if any, and the beginning of any capital gain holding period, by timely filing an election pursuant to Section 83(b) of the Code. In such event, the ordinary income recognized, if any, is measured as the difference between the purchase price and the fair market value of the stock on the date of purchase and the capital gain holding period commences on such date. The ordinary income recognized by a purchaser who is an employee will be subject to tax withholding by Phage. Different rules may apply if the purchaser is also an officer, director, or 10% stockholder of Phage.

A copy of the Stock Option Plan is attached as Exhibit 10.7



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 10,895,444 shares of common stock being outstanding, unless otherwise noted.



            Name and Address                            Number Owned                       Percentage of Outstanding
            ----------------                            ------------                       -------------------------

Caorral Enterprises Ltd.                                   598857                                    5.5%
PO Box 1792 GT, Grand Cayman
Cayman Islands, BWI

Cede & Co.(1)                                              2049859                                   18.8%
P.O. Box 222
Bowling Green Station
New York, NY 10274

GIG Limited                                                1250000                                   11.5%
105 Marbel Drive
Grand Cayman, Cayman Islands

Auron 2000 Inc.(3)                                         512418                                    4.7%
601 Brickell Key Drive, Suite 802
Miami, FL 33131

Robert Miller (3)                                          485714                                    4.5%
1645 SO Miami Avenue
Miami, FL 33129

Ricardo Requena                                            688950                                    6.3%
25 De Mayo 444 Piso 2
Montevideo, Uruguay

Notes:

1. Cede & Co. is a nominee company that holds shares for unregistered beneficial shareholders, the identity of whom is not known by the Company.

2. The above table does not include any shares of common stock of the Company which are or become issuable on the exercise of stock options or warrants.

3. Auron 200, Inc. is wholly-owned by Mr. Robert Miller. Therefore, Mr. Miller is the beneficial owner of 9.2% of the issued and outstanding common stock.

SECURITY OWNERSHIP OF MANAGEMENT.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report.


     ------------------- ------------------------------------------- ---------------------------------------------------

                         Name and Address of Beneficial Owner            Amount and Nature of Beneficial Ownership
     ------------------- ------------------------------------------- ---------------------------- ----------------------

       Title of Class                                                         Number(1)                Percentage
     ------------------- ------------------------------------------- ---------------------------- ----------------------

     Common              Robert Miller, Chairman of the Board                  485,714                    9.2 %
                         1645 South Miami Avenue
                         Miami, Florida 33129                                  512,418
                                                                          (These shares are
                                                                      registered to Auron 2000,
                                                                      Inc., of 601 Brickell Key
                                                                      Drive, Suite 802, Miami,
                                                                      FL 33131, which is solely
                                                                        owned by Mr. Miller)
     ------------------- ------------------------------------------- ---------------------------- ----------------------

     Common              Richard Honour, Chief Executive Officer,              100,000                    0.91%
                         President and Secretary                             500,000 (3)                  ----
                         19211 64th Place NE
                         Kenmore, Washington 98028
     ------------------- ------------------------------------------- ---------------------------- ----------------------

     Common              Darren Pylot, Chief Financial Officer                   100                     0.0009%
                         1135 West 27th Avenue                       (These shares are
                         Vancouver, British Columbia, Canada V6H     registered to Stealth
                         2B7                                         Investments Limited, 534
                                                                     West Pender Street,
                                                                     Vancouver, B.C., Canada
                                                                     V6B 1V5, which is solely             ----
                                                                     owned by Darren Pylot)

                                                                             240,000 (3)
     ------------------- ------------------------------------------- ---------------------------- ----------------------

     Common              Gaetano Morello, Director                             100,000                    0.91%
                         Vancouver, British Columbia                         100,000(2)                   ----
                                                                             50,000 (3)                   ----
     ------------------- ------------------------------------------- ---------------------------- ----------------------

     Common              Kenneth E. Lehman, Treasurer                             0                      ------
                         Kenmore, Washington
     ------------------- ------------------------------------------- ---------------------------- ----------------------




1.       Beneficial, including options
2.       Includes Shares to be issued on exercise of the Warrants.  Warrants expire February 22, 2002.
3.       The following options of Phage are owned by the directors,  officers,  advisors and control persons of the
         Company:

STOCK OPTIONS OF MANAGEMENT

The following table lists the stock options owned by the directors, officers, advisors and control persons of the Company:

--------------------------- ------------------------------------- ---------------------------- -------------- --------------

      Title of Class        Name and Address of Beneficial Owner       Number of Shares            Price       Expiration
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Richard Honour, Chief Executive                 500,000                $0.55       January 3,
                            Officer, President and Secretary                                                      2005
                            19211 64th Place NE
                            Kenmore, Washington 98028
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Darren Pylot, Chief Financial                   240,000                $0.55       January 3,
                            Officer                                                                               2005
                            1135 West 27th Avenue
                            Vancouver, British Columbia, Canada
                            V6H 2B7
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Robert Miller, Chairman of the Board               0                     0             N/A
                            1645 South Miami Avenue
                            Miami, Florida 33129
                            -------------------------------------
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Gaetano Morello, Director                       50,000                 $0.75       October 10,
                            2975 East 4th Avenue                                                                  2005
                            Vancouver, British Columbia, Canada
                            V5M 1I1
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Richard Herman                                  200,000                $0.55       January 3,
                            15314 NE 62 Court                                                                     2005
                            Redmond, Washington 98052
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Douglas I. Lee                                  75,000                 $0.55       January 3,
                            7509 42nd Avenue NE                                                                   2005
                            Seattle, Washington 98115
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      John J. Majnarich                               35,000                 $0.75       October 10,
                            4785 308th Avenue SE                                                                  2005
                            Preston, Washington 98050
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Deirdre (Dee) Sweeney                              0                     0             N/A
                            Redmond, Washington
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Kenneth E. Lehman                                  0                     0             N/A
                            Kenmore, Washington
--------------------------- ------------------------------------- ---------------------------- -------------- --------------



Common                      Michael C. Maloney                              35,000                 $0.75      October 10,
                            16050 NE 165th Street                                                             2005
                            Woodinville, Washington 98072
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Graham Hughes                                   25,000                 $0.55       January 3,
                            4861 Cambridge Street                                                                 2005
                            Burnaby, BC Canada V5C 1H9

--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Mark Patchett                                    5,000                 $0.75       February 2,
                            309 - 1163 The High Street                                                            2005
                            Coquitlam, BC Canada V3B 7W2

--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Common                      Chris Tomanik                                   240,000                $0.55       January 3,
                            1051 Strathaven Drive,                                                                2005
                            North Vancouver, BC V7H 2I5
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

Total shares subject to                                                             1,405,000
options
--------------------------- ------------------------------------- ---------------------------- -------------- --------------

CHANGES IN CONTROL

Phage currently has no arrangements which may result in a change of control of the Company.



ITEM 12.CERTAIN RELATIONSHIPS AND RELATION TRANSACTIONS .

RELATED TRANSACTIONS

Phage has acquired approximately 88% of issued and outstanding share capital of Phage Therapeutics through a combination of purchasing stock directly from Phage Therapeutics and through completion of a series of share exchange agreements with individual stockholders. Phage intends to pursue and enter into further share exchange agreements with the remaining stockholders of Phage Therapeutics in due course to increase its holding to 100%.

During the 1999 fiscal year, Phage received several loans from Prostar Limited, a shareholder of Phage, which totaled $140,198. The loans bear an interest of 11% per annum are repayable on demand. As of December 31, 1999 the loan totaled $145,943 including interest. As of December 31, 2000, the amount owed to Prostar is $161,407 which includes interest. None of this loan has been paid to Prostar Limited as of the filing of this registration statement.

As stated in the section entitled "Contractual Arrangements" on page 58, Phage pays Stealth Investments Corp. for providing management services to the Company at a monthly fee of $15,000. The Management Agreement is attached as Exhibit
10.4. Stealth Investments Corp. is a privately held British Columbia registered company in which Mr. Darren Pylot is the sole officer, director and shareholder. Mr. Pylot is also the Chief Financial Officer and a Director of Phage. Stealth Investments Corp. was incorporated in the Province of British Columbia, Canada on October 29, 1996 under the name "530021 B.C. Ltd. and changed its name to "Stealth Investments Corp. on May 12, 1998.

Except as herein above set forth, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to
Item 404 of Regulation S-B.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K .

REPORTS ON FORM 8-K

None

EXHIBITS


Exhibit Number           Description


3.1  *    Articles  of  Incorporation  filed on July 9,  1997  with the  Florida
          Department of State;

          Certificate of Amendment filed August 19, 1999 with the Florida Department of State to increase authorized capital and change name;

          Certificate of Amendment filed March 18, 1999 with the Florida Department of State to Decrease It's Outstanding Capital by 4:1


3.2   *   By-laws as Adopted on October 7, 1998

10.1  *   Advisory  Agreements with John Majnarich,  effective January 1,
          2001 and Michael Maloney, effective January 1, 2001.

10.2 *    Confidential  Disclosure Agreement - Standard Agreement signed by all Employees, Consultants, and Advisors

10.3 * Employee Agreements with: Richard Herman dated November 1, 2000; Richard Honour dated November 1, 2000; Tracy Honour dated November 1, 2000; Douglas Lee dated November 1, 2000; (2
          Agreements) Kenneth Lehman dated November 1, 2000; and Larry Stylebo dated December 6, 2000.


10.4 *    Management   Agreement  dated  November  1,  2000  between  Phage
          Therapeutics International, Inc. and Stealth Investments Corp.

10.5 * Property Lease Agreement dated October 27, 2000 between Razore Land Company and Phage Therapeutics International, inc.

10.6 *    Consulting   Agreement   dated  October  9,  2000  between  Phage
          Therapeutics International, Inc. and Deirdre E. Sweeney.

10.7 *    Stock Option Plan 2000

10.8 *    Securities Purchase Agreement dated as of October 23, 2000

21. * List of Subsidiaries, State of Incorporation, and Names under which Subsidiary Does Business;

               Articles of Incorporation as filed with the State of Washington, Secretary of State on December 24, 1996;

               Articles of Amendment changing name as filed with the State of Washington, Secretary of State on March 10, 1997;

               Articles of Amendment changing registered agent and name as filed with the State of Washington, Secretary of State on July 31, 1997.


27 *      Financial Data Schedule from December 31, 2000 Audited Financials

DOCUMENTS INCORPORATED BY REFERENCE


C Documents previously filed as exhibits to Form 10SB as filed on April 4, 2001 and incorporated herein by this reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHAGE THERAPEUTICS INTERNATIONAL, INC.

By:         /s/ Darren Pylot /s/                          Date:  April 12, 2001
         ------------------------------
         Darren Pylot
         Chief Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

PHAGE THERAPEUTICS INTERNATIONAL, INC.

By:        /s/ Darren Pylot /s/
         -----------------------------------------------------------
         Darren Pylot
         Chief Financial Officer and Director

By:          /s/ Richard Honour /s/
         -----------------------------------------------------------
         Dr. Richard Honour
         Chief Executive Officer, President, Secretary and Director

By:       /s/ Robert Miller /s/
         -----------------------------------------------------------
         Robert Miller
         Chairman of the Board of Directors and Director