Form 10-Q
period 2001-03-31
PHAGE THERAPEUTICS INTERNATIONAL INC
filed 2001-05-21
CIK 1075744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended of March 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

          For the transition period from ___________ to _______________
                             Commission file number


                      PHAGE THERAPEUTICS INTERNATIONAL INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

                    Florida                               91-1930691
                    -------                               ----------
          (State or other jurisdictions of            (I.R.S. Employer
          incorporation or organization)              Identification No.)

          19017 - 120th Avenue NE, Suite #102, Bothel, Washington 98011
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (425) 482-9511
                                                           ---------------

     Check whether the issuer

     (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
     (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes X              No
                                                        ---                ----


As of March 31, 2001, the registrant had 10,895,444 shares of Common Stock outstanding with a par value of $0.001 par value.






                                       PHAGE THERAPEUTICS INTERNATIONAL INC.

                                                       INDEX

                                                                                                              Page No.
PART I   FINANCIAL INFORMATION....................................................................................1

Item 1.  Financial statements ....................................................................................1
Consolidated balance sheets ......................................................................................3
Consolidated statements of operations ............................................................................4
Consolidated statements of cash flows ............................................................................5
Consolidated statements of changes in stockholders' equity .......................................................7
Notes to the consolidated financial statements ...................................................................9

Item 2.  Management's discussion and analysis or plan of operation ..............................................24

PART II           OTHER INFORMATION..............................................................................28

Item 6.  Exhibits and reports on Form 8-K .......................................................................28
Signatures ......................................................................................................28
Index to Exhibits ...............................................................................................29




                         PART 1 - FINANCIAL INFORMATION


ITEM 1. Financial Statements.

     The information in this report for the three months ended March 31, 2001 and 2000 is unaudited but includes all adjustments (consisting only of normal recurring accruals, unless otherwise indicated) which Phage Therapeutics International Inc ("Phage" or the "Company") considers necessary for a fair presentation of the financial position, results of operations, changes in stockholders' equity and cash flows for those periods.

     The condensed consolidated financial statements should be read in conjunction with the Company's financial statements and the notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     Interim results are not necessarily indicative of results for the full fiscal year.

                      PHAGE THERAPEUTICS INTERNATIONAL INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 MARCH 31, 2001






TABLE OF CONTENTS                                                      Page No.

Consolidated balance sheets                                                   1

Consolidated statements of operations                                         2

Consolidated statements of cash flows                                     3 & 4

Consolidated statements of changes in stockholders' equity                5 & 6

Notes to the consolidated financial statements                          7 to 21




PHAGE THERAPEUTICS INTERNATIONAL INC.                                                              1
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)



                                                                            March 31,      December 31,
                                                                                2001              2000
                                                                     ----------------  ----------------
ASSETS

Current
  Cash and cash equivalents                                          $       1,515,593 $       1,029,134
  Prepaid expenses and other current assets                                    280,348            23,720
                                                                     -----------------  -----------------

Total current assets                                                         1,795,941         1,052,854
Capital assets (Note 4)                                                        188,045            60,523
Deposit, non-current (Note 11)                                                  75,000            75,000
                                                                     -----------------  -----------------

Total assets                                                         $       2,058,986 $       1,188,377

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Accounts payable                                                   $         205,879 $         222,545
  Accrued liabilities                                                          167,055           164,672
  Due to related parties (Note 9)                                              133,578           144,211
  Notes payable (Note 5)                                                       153,262           161,407
                                                                     -----------------  -----------------

Total current liabilities                                                      659,774           692,835

Minority interest                                                              (8,369)           (8,369)
                                                                     -----------------  -----------------

                                                                               651,405           684,466
                                                                     -----------------  -----------------

Stockholders' equity
  Capital stock (Note 6)
      Authorized
         50,000,000 common shares with a par value of $0.001
      Issued and outstanding
         December 31, 2000 - 10,895,444
         March 31, 2001 - 10,895,444                                            10,895            10,895
  Additional paid-in capital                                                 5,877,670         5,877,670
  Subscriptions received in advance (Notes 6 and 12)                         1,500,000            10,000
  Non-qualified stock options outstanding (Note 7)                             153,382           138,943
  Deficit accumulated during the development stage                         (6,134,366)       (5,533,597)
                                                                     -----------------  -----------------

Total stockholders' equity                                                   1,407,581           503,911
                                                                     -----------------  -----------------

Total liabilities and stockholders' equity                           $       2,058,986 $       1,188,377
==================================================================== ================= =================

Nature and continuance of operations (Note 1)

Commitments and contingencies (Note 11)





Subsequent events (Note 12)

 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                           2
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)



                                                                         Cumulative
                                                                            Amounts
                                                                       From Date of
                                                                       Inception on
                                                                       December 24,       Three Month       Three Month
                                                                            1996 to      Period Ended      Period Ended
                                                                         March  31,         March 31,         March 31,
                                                                               2001              2001              2000
                                                                  -----------------  ----------------  ----------------

EXPENSES
  General and administrative                                      $       3,952,309 $         311,674 $         164,918
  Research and development                                                1,886,384           299,030            11,484
                                                                  -----------------  ----------------  ----------------

Loss from operations                                                    (5,838,693)         (610,704)         (176,402)
                                                                  -----------------  ----------------  ----------------


OTHER INCOME (EXPENSE)
  Interest income                                                            47,228             9,935             3,370
  Loss on disposal of capital assets (Note 4)                             (376,392)                -              (500)
                                                                  -----------------  ----------------  ----------------

                                                                          (329,164)             9,935             2,870
                                                                  -----------------  ----------------  ----------------


Loss before extraordinary item                                          (6,167,857)         (600,769)         (173,532)


EXTRAORDINARY ITEM
  Gain on extinguishment of debts, net of income taxes of $Nil               33,491                -                 -
                                                                  -----------------  ----------------  ----------------


Loss for the period                                               $     (6,134,366) $       (600,769) $       (173,532)
================================================================= ================= ================= =================

Basic and diluted loss per share                                                    $          (0.06) $          (0.02)
================================================================= ================= ================= =================


Weighted average number of shares outstanding                                              10,895,444         7,392,586
================================================================= ================= ================= =================










 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                     3
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                                   Cumulative
                                                                                      Amounts
                                                                                 From Date of
                                                                                 Inception on
                                                                                 December 24,       Three Month       Three Month
                                                                                      1996 to      Period Ended      Period Ended
                                                                                   March  31,         March 31,         March 31,
                                                                                         2001              2001              2000
                                                                            ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $     (6,134,366) $       (600,769) $       (173,532)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Amortization                                                                   165,307             5,878            12,501
       Compensation expense from vesting of
          non-qualified stock options                                                 153,382            14,439             4,785
       Loss on disposal of capital assets                                             376,392                -                 -
       Interest note payable                                                           25,064             3,855                -
       Consulting                                                                     160,000                -                 -

    Change in non-cash working capital items
       (Increase) decrease in prepaid expenses and other current assets             (278,348)         (256,628)             6,250
       Increase (decrease) in accounts payable                                        166,861          (16,666)          (48,471)
       Increase (decrease) in accrued liabilities                                     167,055             2,383          (68,775)
       Increase (decrease) in due to related parties                                  133,578          (10,633)          (56,284)
                                                                            ----------------  ----------------  ----------------

    Net cash used in operating activities                                         (5,065,075)         (858,141)         (323,526)
                                                                            ----------------  ----------------  ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of cash on purchase of subsidiary                                         173                -                 -
    Purchases of capital assets                                                     (737,025)         (133,400)           (1,300)
    Deposit                                                                          (75,000)                -                 -
                                                                            ----------------  ----------------  ----------------

    Net cash used in investing activities                                           (811,852)         (133,400)           (1,300)
                                                                            ----------------  ----------------  ----------------


                                  - continued -









 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                         4
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                       Cumulative
                                                          Amounts
                                                     From Date of
                                                     Inception on
                                                     December 24,       Three Month       Three Month
                                                          1996 to      Period Ended      Period Ended
                                                       March  31,         March 31,         March 31,
                                                             2001              2001              2000
                                                ----------------- -----------------  -----------------
Continued...


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of capital assets                    7,281                -                 -
    Notes payable (repayment)                             128,198          (12,000)            56,000
    Net proceeds received from stock issuances          5,757,041                -          1,360,000
    Subscriptions received in advance                   1,500,000         1,490,000                -
                                                ----------------- -----------------  -----------------

    Net cash provided by financing activities           7,392,520         1,478,000         1,416,000
                                                ----------------- -----------------  -----------------


Change in cash position during the period               1,515,593           486,459         1,091,174


Cash and cash equivalents, beginning of period                 -          1,029,134             1,223
                                                ----------------- -----------------  -----------------


Cash and cash equivalents, end of period        $       1,515,593 $       1,515,593 $       1,092,397
=============================================== ================= ================= =================



Supplemental disclosure with respect to cash flows (Note 10)
















 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                     5
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)




                                           Common Stock                       Subscrip-           Non-       Deficit
                                    --------------------------                    tions      qualified   Accumulated
                                                                 Additional    Received          Stock    During the
                                           Number                   Paid-in          In        Options   Development
                                        of Shares     Amount        Capital     Advance    Outstanding         Stage          Total
                                    ------------- -----------  ------------  ----------  -------------  ------------  -------------
Stock issued for expenses
  incurred by founder                     571,429 $      571  $      39,429 $        -   $          -  $          -   $      40,000
Stock issued for cash
  - December 1996                       1,785,707      1,786         98,214          -              -             -         100,000
Stock issued for cash - March
  through July 1997                     1,600,000      1,600        638,400          -              -             -         640,000
Stock issued for cash - August
  through December 1997                   735,000        735        734,265          -              -             -         735,000
Issuance of non-qualified
  stock options                                -          -              -           -           6,494            -           6,494
Loss for the period                            -          -              -           -              -    (1,324,750)    (1,324,750)
                                    ------------- -----------  ------------  ----------  -------------  ------------  -------------

Balance at December 31, 1997            4,692,136      4,692      1,510,308          -           6,494   (1,324,750)        196,744

Stock issued for cash - February
  through March 1998                      165,000        165        264,835          -              -             -         265,000
Stock issued as compensation for
  bridge loan financing                    22,857         23         79,977          -              -            -           80,000
Stock issued for cash - April through
  May 1998, net of offering
  expenses of $66,959                     500,000        500        432,541          -              -             -         433,041
Contribution of capital by
  shareholders                                 -          -         300,000          -              -             -         300,000
Investment banking fee paid by
  shareholders                                 -          -       (300,000)          -              -             -       (300,000)
Advances on merger letter of intent
  converted to common stock
  November 1998                                -          -         332,000          -              -             -         332,000
Deferred compensation from non-
  qualified stock options
  outstanding                                  -          -              -           -          31,438            -          31,438
Loss for the year                              -          -              -           -              -    (1,373,505)    (1,373,505)
                                    ------------- -----------  ------------  ----------  -------------  ------------  -------------

Balance at December 31, 1998            5,379,993      5,380      2,619,661          -          37,932   (2,698,255)       (35,282)

Advances on merger converted to
  common stock - February 1999                 -          -          50,000          -              -             -          50,000
Assumption of debt by parent
  converted to common stock,
  February 1999                                -          -         150,000          -              -             -         150,000
Acquisition of parent                   2,028,375      2,028       (36,873)          -              -             -        (34,845)
Minority interest recorded at
  March 25, 1999                      (1,486,852)    (1,486)         16,022          -              -             -          14,536
Shares issued for cash and
  receivables - April 1999                187,500        188        149,812          -              -             -         150,000


                                  - continued -

 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                     6
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)




                                           Common Stock                       Subscrip-          Non-        Deficit
                                    --------------------------                    tions     qualified    Accumulated
                                                                 Additional    Received         Stock     During the
                                           Number                   Paid-in          In       Options    Development
                                        of Shares      Amount       Capital     Advance   Outstanding          Stage       Total
                                    -------------  ----------  ------------  ----------   -----------  -------------  ------------
Continued...

Shares issued for acquisition of
  additional shares of subsidiary -
  April 1999                              629,284         628       (6,795)          -             -              -        (6,167)
Shares issued for consulting               71,429          71        79,929          -             -              -         80,000
Deferred compensation from non-
  qualified stock options
  outstanding                                  -           -             -           -         72,218             -         72,218
Loss for the year                              -           -             -           -             -     (1,487,498)   (1,487,498)
                                    -------------  ----------  ------------  ----------   -----------  -------------  ------------

Balance at December 31, 1999            6,809,729       6,809     3,021,756          -        110,150    (4,185,753)   (1,047,038)

Shares issued for cash in
  March 2000                            1,942,858       1,943     1,358,057          -             -              -      1,360,000

Shares issued for cash in
  December 2000                         2,142,857       2,143     1,497,857          -             -              -      1,500,000

Deferred compensation from non-
  qualified stock options
  outstanding                                  -           -             -           -         28,793             -         28,793

Subscriptions received in advance              -           -             -       10,000            -              -         10,000

Loss for the year                              -           -             -           -             -     (1,347,844)   (1,347,844)
                                    -------------  ----------  ------------  ----------   -----------  -------------  ------------

Balance at December 31, 2000           10,895,444      10,895     5,877,670      10,000       138,943    (5,533,597)       503,911

Deferred compensation from
  non-qualified stock options
  outstanding                                  -           -             -           -         14,439             -         14,439
Subscriptions received in advance              -           -             -     ,490,000            -              -      1,490,000
Loss for the period                            -           -             -           -             -       (600,769)     (600,769)
                                    -------------  ----------  ------------  ----------   -----------  -------------  ------------

Balance at March 31, 2001              10,895,444 $    10,895 $   5,877,670 $  ,500,000  $    153,382  $ (6,134,366) $   1,407,581
=================================== ============= =========== ============= ===========  ============  ============= =============






 The accompanying notes are an integral part of these consolidated financial statements.


PHAGE THERAPEUTICS INTERNATIONAL INC.                                          7
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================



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

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at March 31, 2001 the Company had a working capital of $1,136,167 and has incurred losses of $6,134,366 from the date of inception , December 24, 1996 to March 31, 2001. The Company anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by additional equity financing. Subsequent to March 31, 2001, the Company completed an offering of 2,142,857 units at $0.70 per unit pursuant to Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The total proceeds of $1,500,000 will help the Company complete its anticipated plan of operations. If the Company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at March 31, 2001 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.


2.       SIGNIFICANT ACCOUNTING POLICIES

         In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the period. Actual results in the future periods could be different from these estimates made in the current period. The following is a summary of the significant accounting policies of the Company.

         Basis of consolidation and presentation

     The  consolidated  financial  statements  include  the  accounts  of  Phage
Therapeutics International Inc. and its majority- owned subsidiary Phage Therapeutics, Inc., a Washington corporation. As of March 31, 2001, the Company owned approximately 88% of the outstanding common stock of Phage Therapeutics, Inc. All significant inter-company transactions have been eliminated in consolidation.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                          8
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================



2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)


     Basis of consolidation and presentation (cont'd...)

     Effective March 25, 1999, the Company acquired 71% of the outstanding common stock of Phage Therapeutics, Inc. through a series of share exchange agreements with certain PhageTx shareholders (see Note 3). Added to the Company's previous share holdings of PhageTx, this transaction increased the Company's interest in PhageTx, to approximately 80%. As a result of this transaction, the former shareholders of PhageTx obtained control of the Company. For accounting purposes, this acquisition has been treated as a recapitalization of the Company. The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of PhageTx since inception (December 24, 1996) and the accounts of the company since the date of acquisition, March 25, 1999 to March 31, 2001.


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


     Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

     The Company has adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). In accordance with SFAS No. 121, Long- Lived Assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at December 31, 2000, the Company's analysis indicated that there was an impairment of its long-lived assets as outlined in Note 4. Management has estimated that the research and experimentation costs to date are greater than the estimated future undiscounted cash flows. Therefore, research and experimentation costs to date have been expensed during the development stage period.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                          9
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================



2. SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

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

         Loss per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding for 2001, 10,895,444 and 2000, 7,392,586, do not include the 1,942,858 (2000 -
         2,028,572) warrants outstanding, the stock options of 2,880,000 (2000 - 2,755,000) and the 2,142,857 common shares issued subsequent to March 31, 2001 as their effect would be anti-dilutive. Of the total 1,942,858 shares issued in the three month period ended March 31, 2000, 582,857 shares are included in the weighted average number of 7,392,586 shares outstanding at March 31, 2000.

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

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         10
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================



2.       SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

         Accounting for derivative instruments and hedging instruments

         In June 1998, the Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of SFAS 133 was deferred by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", and further amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Transactions". Since the Company does not have derivative instruments and hedging activities, pursuant to SFAS 133, there would be no impact on its financial position or the results of its operations from the adoption of this accounting policy.

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

     ii) Phage was formed for the sole purpose of seeking a target acquisition candidate and its net assets as of the Effective Date were negative. Accordingly, the acquisition of the Company will be accounted for at the net book value of the net assets of the Company recorded at the date of acquisition. The net assets acquired are as follows:


          Cash and equivalents                             $             173
          Account receivable                                           4,000
          Accounts payable                                          (39,018)
                                                            ----------------

          Net assets acquired                              $        (34,845)
                                                            ================

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         11
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


3.       RECAPITALIZATION (cont'd...)

     iii)Historical cost financial statements presented are those of PhageTx, with equity amounts of PhageTx retroactively restated to reflect the number of shares received in the business combination.

     iv) The consolidated statements of operations and cash flows include PhageTx's results of operations and cash flows from December 24, 1996 (date of inception) and Phage's results of operations from the Effective Date.


4.       CAPITAL ASSETS


================================================================================

                                                  March 31,      December 31,
                                                       2001              2000
                                          ----------------  ----------------
Research and development equipment        $         111,777 $          33,499
Computer and office equipment                        69,557            52,309
Furniture and fixtures                               20,979            18,178
Leasehold improvements                               41,414             6,341
                                          ----------------  ----------------

                                                    243,727           110,327
Accumulated amortization                           (55,682)          (49,804)
                                          ----------------  ----------------

                                          $         188,045 $          60,523
================================================================================

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


5. NOTES PAYABLE TO RELATED PARTY

================================================================================

                                                 March 31,      December 31,
                                                      2001              2000
                                         -----------------  -----------------
Principal amount                         $         140,198 $         140,198
Accrued interest                                    13,064            21,209
                                         -----------------  -----------------

                                         $         153,262 $         161,407
================================================================================

         In 1999, the Company received several loans from Prostar Limited which totalled $140,198. The loans bear interest at

         11% per annum and are repayable on demand.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         12
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


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

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         13
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


6. CAPITAL STOCK (cont'd...)


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


     In October 2000, the Company entered into a securities purchase agreement with seven purchasers to purchase 4,285,714 units at $0.70 per unit for total proceeds of $3,000,000. Each unit consists of one common share of the Company and a warrant. For every one and a half warrants, the holder thereof, is entitled to purchase another common share of the Company at an exercise price of $0.70 per share. The exercise date of the warrants has not yet been determined by the Company, therefore, the warrants have not been issued. The Company has received $1,500,000. As payment for the first part of this agreement, the 2,142,857 common shares associated with this payment have been issued. At March 31, 2001, the Company has received the second payment of $1,500,000. The 2,142,857 common shares were issued in May 2001, in accordance with Regulation D, Rule 506 of the United States Securities Act of 1933, as amended.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         14
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


6. CAPITAL STOCK (cont'd...)

         Warrants

================================================================================


                                                 March 31,      December 31,
                                                      2001              2000
                                         ----------------  ----------------
Balance, beginning of period                     2,028,572            85,714
  Issued                                                -          1,942,858
  Exercised                                             -                 -
  Expired                                         (85,714)                -
                                         ----------------  ----------------

Balance, end of period                           1,942,858         2,028,572
================================================================================

     As at March 31, 2001 there were 1,942,858 warrants outstanding that are exercisable into commons shares as follows:



================================================================================
    Number                                   Exercise
 of Shares                                      Price           Expiry Date
 ---------                                   ---------          ------------
 1,942,858                                    $  1.25           June 2, 2001
                   if not exercised, then at     2.00           June 2, 2002
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

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         15
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================



7.       STOCK OPTIONS (cont'd...)


         Following is a summary of the stock option activity:

======================================================================================================================


                                                       March 31, 2001                      March 31, 2000

                                                                         Weighted                             Weighted
                                                                          Average                              Average
                                                         Number          Exercise            Number           Exercise
                                                      of Shares             Price         of Shares              Price
                                              ----------------- -----------------   ---------------- -----------------
Outstanding, beginning of period                      1,405,000 $         0.57                   -   $              -

    Granted                                                  -                 -          1,285,000            0.55
                                              -----------------                    ----------------

Outstanding, end of period                            1,405,000 $         0.57            1,285,000  $         0.55
======================================================================================================================


     The  weighted   average  fair  value  of  options   granted  to  employees,
non-employees and consultants during March 31, 2000 was $0.67 per share.


     Had compensation cost been recognized on the basis of fair value pursuant to SFAS 123, net loss and loss per share would have been adjusted as follows:



================================================================================

                                              Three Month       Three Month
                                             Period Ended      Period Ended
                                                March 31,         March 31,
                                                     2001              2000
                                        ----------------- ------------------
Net loss
    As reported                         $       (600,769) $       (168,747)
                                        ================  =================

    Pro-forma                           $       (606,821) $       (174,799)
                                        ================  =================

Basic and diluted loss per share
    As reported loss per share          $         (0.06)             (0.02)
                                        ================  =================

    Pro-forma                           $          (0.06) $          (0.02)
================================================================================

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         16
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


7.       STOCK OPTIONS (cont'd...)

         Phage Therapeutics International Inc. (cont'd...)

         Stock option plan (cont'd...)

     Following is a summary of the status of options outstanding at March 31, 2001:

=============================================================================================================

                                   Outstanding Options                         Exercisable Options

                       -----------------------------------------------       -------------------------------
                                              Weighted
                                               Average        Weighted                              Weighted
                                             Remaining         Average                               Average
                                           Contractual        Exercise                              Exercise
Exercise Price                  Number            Life           Price                Number           Price
-------------------------------------------------------------------------------------------------------------
$0.55                        1,280,000             3.9        $   0.55             1,280,000        $   0.75
  0.75                         125,000             4.2            0.75                65,000            0.75
                       ---------------                                       ---------------

                             1,405,000                                             1,345,000
=============================================================================================================

         The Company granted Nil (2000 - 1,285,000) options to consultants and non-employees during the period, which are accounted for under SFAS 123 and EITF 96-18. The stock compensation recognized using FASB 123 for March 31, 2000 was $86,695, using the Black-Scholes option-pricing model. The options will be amortized over a two year period which is the expected period that the services will be performed by the consultants and non-employees. The stock compensation expense for the period was $14,439 (2000 - $4,785), of which $6,558 (2000 - $2,536) was allocated to general and administrative and $7,881 (2000 - $2,249) was allocated to research and experimentation.

     The assumptions used in calculating the fair value of options granted during the current period using the Black- Scholes option-pricing model are as follows:


Risk free interest rate                                      6.434% - 6.590%
Expected life of the options                                         2 years
Expected volatility                                                    2.18%
Expected dividend yield                                                 -

     Phage Therapeutics, Inc.

     During 1997 PhageTx's Board of Directors adopted a Stock Option Plan under which an aggregate of 2,000,000 shares of common stock were reserved for grants to employees, advisors and consultants. Shareholder approval of the Plan was granted as of March 30, 1998. Options granted under this plan were designated as incentive or nonqualified at the discretion of the Plan Administrator.

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

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         17
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


7. STOCK OPTIONS (cont'd...)


     Phage Therapeutics Inc. (cont'd...)

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



                                                                Shares                          Weighted
                                                                 Under                           Average
                                                           Outstanding               Price      Exercise
                                                               Options           Per Share         Price
                                                     ----------------------------------------------------
Balance at December 31, 1998                                 1,599,000      $  0.20 - 1.00     $    0.69

Options granted                                                100,000                1.00          1.00
Options terminated                                           (224,000)         0.20 - 1.00          0.56
                                                     ----------------

Balance at December 31, 1999                                 1,475,000         0.20 - 1.00          0.73
Options granted                                                     -                 -             -
Options terminated                                                  -                 -             -
                                                     -----------------

Balance at March 31, 2001 and December 31, 2000              1,475,000                              0.73
==================================================== ================= =================== =============

     As of March 31, 2001 all outstanding options were fully vested as a result of the PhageTx Acquisition transaction. No options granted have been exercised as of March 31, 2001. The weighted average contractual life of options outstanding as of March 31, 2001 was 6.6 years.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         18
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================

7. STOCK OPTIONS (cont'd...)


     Phage Therapeutics, Inc. (cont'd...)


     The Company applies United States Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its Plan. Accordingly, no compensation expense has been recognized for incentive stock options issued in accordance with its stock-based compensation plan. Had compensation cost for incentive stock option awards under the Company's Plan been determined based upon the fair value at the grant date consistent with the methodology prescribed under United States Statement of Financial Accounting Standards No. 123, Accounting for Stock- Based Compensation, (SFAS 123) the Company's net loss and loss per share would have been adjusted as follows:


================================================================================

                                                Three Month       Three Month
                                               Period Ended      Period Ended
                                                  March 31,         March 31,
                                                       2001              2000
                                          ------------------------------------
Net loss
    As reported                           $       (600,769) $       (168,747)
                                          ================  =================
    Pro-forma                             $       (600,769) $       (168,747)
                                          ================  =================
Basic and diluted loss per share
    As reported                           $          (0.06) $          (0.02)
                                          ================  =================
    Pro-forma                             $          (0.06) $          (0.02)
================================================================================



8. INCOME TAXES

     The Company's total deferred tax asset is as follows:


Net tax benefit resulting from loss carry forward        $       1,953,776
Valuation allowance                                            (1,953,776)
                                                         ----------------

                                                         $              -
                                                         =================

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

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         19
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


9. RELATED PARTY TRANSACTIONS

         During the period PhageTx paid or accrued wages of $30,000 (2000 - $Nil) and paid consulting fees of $Nil (2000 - $7,000) to the president and director of the Company. As at March 31, 2001, the Company owed $75,413 (December 31, 2000 - $75,413).

     During the period  PhageTx paid or accrued wages of $21,000 (March 31, 2000
- $Nil) to the treasurer of the Company.

     On September 1, 1998, the Company entered into a management agreement with Stealth Investment Corp. ("Stealth") to provide day-to-day management services to the Company (the "Management Agreement"). A director and officer of the
Company, is the sole shareholder and director of Stealth. The Management Agreement is terminable by either party with two months notice and provides for a base fee of $10,000 per month until October 31, 2000, thereafter increased to $15,000 per month plus related expenses. The Company paid or accrued during the period, management fees of $22,500 (2000 - $15,000), consulting fees of $22,500 (2000 - $15,000), office expenses of $3,000 (2000 - $9,357), office administration of $6,314 (2000 - $2,127) and investor  relations of $1,868 (2000
- $2,102). As at March 31, 2001 the Company owed Stealth $58,164 (December 31, 2000 - $68,798).

10. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS



                                                Three Month       Three Month
                                               Period Ended      Period Ended
                                                  March 31,         March 31,
                                                       2001              2000

Cash paid for income taxes                $              -  $              -

Cash paid for interest                    $          12,000 $              -
========================================  ================= =================

     There were no significant non-cash transactions for the periods ended March 31, 2001 and 2000.

11. COMMITMENTS AND CONTINGENCIES

     Lease Agreement

     On November 1, 2000, the Company signed a lease agreement for office and research facilities which expires November 30, 2005. The lease contains an option to renew for an additional 5 years. Minimum future lease payments under this agreement are as follows:


March 31
    2001                            $          59,377
    2002                                       83,544
    2003                                       86,906
    2004                                       90,373
    2005                                       85,555
                                    -----------------
                                    $         405,755

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         20
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================


11. COMMITMENTS AND CONTINGENCIES (cont'd...)


     Lease Agreement (cont'd...)

     The Company was required to pay a security deposit of $75,000 as part of its lease agreement. The security deposit is a certificate of deposit at a financial institution in favor of the Company, but is pledged to the lessor if the Company defaults in its lease agreement.

     Contractual Agreements

     On September 11, 2000, the Company entered into an agreement with Intelligene Expressions, Inc. ("Intelligene") for contract services to scale up manufacturing for the Company's first bacteriophage product. Intelligene is an Alberta company with a laboratory located in Edmonton, Alberta, Canada. The total amount of the contract was for $520,000. The Company has paid $355,000 and the remaining $165,000 (of which $65,000 is prepaid) is to be paid as follows:


Upon completion of Phase 5                            $          55,000
Upon completion of Phase 6                                       55,000
Upon completion of Phase 7                                       55,000
                                                      -----------------

                                                      $         165,000
                                                      ==================

     The Company has agreed to several research and development contracts with various universities and research institutes. The Company is contracted to pay for this year $306,253, of which $146,649 has been paid and $102,492 is prepaid at March 31, 2001. In addition, the Company has agreed to a total of $549,115 in contracts which are based on performance, controlled by management of the Company, which could be completed more than a year from now. The Company has advanced $178,223 on these contracts and at March 31, 2001, $97,893 is prepaid.

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

PHAGE THERAPEUTICS INTERNATIONAL INC.                                         21
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2001
================================================================================



12.      SUBSEQUENT EVENTS

         The following events occurred subsequent to period end:

             a) On April 1, 2001, the Company granted 670,000 stock options to employees, consultants and advisors. These stock options are exercisable at $0.75 per share until April 1, 2006. The stock options vest over a period from 1 year to 4 years.

             b) In May 2001, the Company issued 2,142,857 common shares in accordance with Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. These shares relate to the 2,142,857 units the Company issued at $0.70 per unit for total proceeds of $1,500,000.

             c) In May 2001, the Company issued 4,284,714 warrants relating to the total 4,285,714 units at $0.70 per unit as disclosed in Note 6. For every one and one-half warrants, the holder thereof, is entitled to purchase another common share of the Company at $0.70 per share. The expiry dates of these warrants are:

               i)   2,142,857 warrants on August 15, 2001; and
               ii)  2,142,857 warrants on January 15, 2002.

ITEM 2.      Management's Discussion and Analysis or Plan of Operation

General

         The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this document.

Overview

         Since Phage switched its focus to biotechnology in August 1998, Phage has been involved in research and developing its bacteriophage therapeutic agents as pharmaceutical products. The products will be developed specifically for the treatment of antibiotic-resistant and other bacterial infectious agents. During this time, there have been no revenues from operations. Without revenues to offset expenditures, Phage has reported a loss in each of its years of existence. To date, Phage has financed its operations through raising capital through private placements and loans from shareholders.

Plan of Operation

         Phage anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. Phage anticipates covering these costs by additional equity financing.

         The Company anticipates the following expenditures over the next twelve months:


1.  Repayment of Indebtedness                                         $  296,000
2.  Personnel Costs (Salaries, Taxes & Benefits)                      $1,350,000
3.  Intellectual Property Development                                 $  150,000
4.  Pharmaceutical R&D:
     A.  Manufacturing Development                                    $        0
     B.  Manufacturing Scale-Up                                       $  650,000
     C.  Analytical Methods Development                               $  200,000
     D.  Formulations Development                                     $   75,000
     E.  Preclinical Safety and Efficacy Testing                      $  385,000
     F.  Preclinical 'Proof of Principle' Tests                       $  285,000
     G.  Clinical Supplies Manufacturing                              $  100,000
     H.  CGMP Documentation                                           $   75,000
     I.  Initial Stability Studies                                    $   50,000
     J. 'Phase I in Normals' Clinical Trials                          $  100,000
     K.  Phase I/II Clinical Trials                                   $  100,000
     L.  Phase II Clinical Trials                                     $        0
5.  FDA Regulatory Costs:
     A.  Internal                                                     $  100,000
     B.  Outsourced                                                   $  125,000
6.  Laboratory Operations:
     A.  Internal                                                     $  170,000
     B.  Outsourced                                                   $  150,000
     C.  Work on Products 2 & 3                                       $   45,000
7.  Facilities (Rent, Telephones, Maintenance)                        $  144,000
8.  Equipment (Lab & Office)                                          $  200,000
9.  Legal (Corporate & Securities)                                    $   50,000
10. Accounting (Corporate, Securities, Tax & Audit)                   $   30,000
11. Investor & Public Relations                                       $   20,000
12. Business Operations                                               $  150,000
                                                              Total   $5,000,000

     Subsequent to March 31, 2001, the Company completed its securities purchase agreement ("Securities Purchase Agreement") which was entered into on October 23, 2000 with seven purchasers for $3,000,000 paid to Phage in exchange for 4,285,714 units ("Unit" or "Units"). Each "Unit" consisting of one share of Phage's common stock with a par value of $0.001 per share (the "Common Stock") and one Common Stock purchase warrant (the "Warrant"). For every one and a half Warrants the holder will entitle the holder to acquire one additional share of Common Stock of Phage at an exercise price of $0.70 per share. Phage has received the total $3,000,000 as payment and the remaining 2,142,857 Units have been issued as of May 2001. An additional $2,000,000 is anticipated from the exercise of the Warrants. The first set of Warrants expire August 15, 2000 which are exercisable for 1,428,571 shares of Common Stock at an exercise price of $1,000,000. The second set of Warrants expire January 15, 2002 for 1,428,571 shares of Common Stock at an exercise price of $1,000,000. These funds will go towards the operations of Phage.

     If the Company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. It is anticipated that if there is any shortfall in raising capital to continue Phage's plan of operations, then Phage may be required to delay, scale back or eliminate some or all of its research and development programs or cease operations. Phage plans to cut-back its plan of operations by reducing the amount spent on personnel costs, and research and development, in particular, preclinical safety and efficacy testing and preclinical 'proof of principle' tests, and Phase I and II clinical trials. These tests can still be conducted with less funding.

     Phage anticipates that the financing raised to date will be used in the next twelve months as follows :


1.  Repayment of Indebtedness                                         $  100,000
2.  Personnel Costs (Salaries, Taxes & Benefits)                      $  400,000
3.  Intellectual Property Development                                 $  150,000
4.  Pharmaceutical R&D(1):
                                                                      $        0
     A.  Manufacturing Development
     B.  Manufacturing Scale-Up                                       $  650,000
     C.  Analytical Methods Development                               $  200,000
     D.  Formulations Development                                     $   75,000
     E.  Preclinical Safety and Efficacy Testing                      $  180,350
     F.  Preclinical 'Proof of Principle' Tests                       $  180,350
     G.  Clinical Supplies Manufacturing                              $  100,000
     H.  CGMP Documentation                                           $   75,000
     I.  Initial Stability Studies                                    $   50,000
     J. 'Phase I in Normals' Clinical Trials                          $  100,000
     K.  Phase I/II Clinical Trials                                   $        0
     L.  Phase II Clinical Trials                                     $        0
5.  FDA Regulatory Costs:
     A.  Internal                                                     $  100,000
     B.  Outsourced                                                   $  125,000
6.  Laboratory Operations:
     A.  Internal                                                     $  170,000
     B.  Outsourced                                                   $  150,000
     C.  Work on Products 2 & 3                                       $   45,000
7.  Facilities (Rent, Telephones, Maintenance)                        $  144,000
8.  Equipment (Lab & Office)                                          $  200,000
9.  Legal (Corporate & Securities)                                    $   50,000
10. Accounting (Corporate, Securities, Tax & Audit)                   $   30,000
11. Investor & Public Relations                                       $   20,000
12. Business Operations                                               $  150,000
Total                                                                 $3,444,700

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

Liquidity and Capital Resources

     The Company had cash, cash equivalents and prepaid expenses and other current assets of $ 1,795,941 as at the three month period ended March 31, 2001, compared with $ 1,052,854 at December 31, 2000. Cash provided by equity financing has been and is expected to continue to be the Company's primary source of funds. Since inception, the Company has had no revenue from operations.

     The Company receives cash from the exercise or employee stock options and proceeds from the sale of stock by Phage Therapeutics International Inc., pursuant to the employee stock purchase plan. Since inception, the employee stock option exercises and proceeds from the sale of stock by Phage Therapeutics International Inc., pursuant to the employee stock purchase plan provided no of cash. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of such options.

     Subsequent to March 31, 2001, the Company has received $55,000 from the exercise of stock options.

     Phage requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plan. Initial working capital has been obtained by the private sale of Phage's Common Shares from December 1996 to present. Phage can meet its short term cash flow needs from the proceeds obtained from a recent sale of its Common Shares. In the long term, Phage may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to Phage. The inability of Phage to raise additional equity capital or borrow funds required to effect its business plan, may have a material adverse effect on Phage's financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require Phage to pay significant amounts of interest and principal payments, reducing the resources available to Phage's business operations. Some types of equity financing may be highly dilutive to Phage's stockholders' interest in Phage's assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict Phage's flexibility.

Research and development

     During the three months ended March 31, 2001, research and development expenses increased to $ 299,030 from $ 11,484 for the three month period ended March 31, 2000. This increase was primarily due to higher laboratory costs to scale up manufacturing for the Company's first bacteriophage product by the laboratory Intelligene Expressions, Inc. The Company entered an agreement with Intelligene Expressions, Inc. in September 11, 2000. The Company has already paid $355,000 to Intelligene Expressions, Inc. and will be paying an additional $55,000 upon completion of Phase 5, 6, and 7 for a total of $165,000. The Company has agreed to several research and development contracts with various universities and research institutes. The Company is contracted to pay for this year $306,253, of which $146,649 has been paid and $102,492 is prepaid at March 31, 2001. In addition, the Company has agreed to a total of $549,115 in contracts which are based on performance, controlled by management of the Company, which could be completed more than a year from now. The Company has advanced $178,223 on these contracts and at March 31, 2001, $97,893 is prepaid.

General and administrative

     General and administrative expenses increased to $311,674 during the three months ended March 31, 2001 from $164,918 over the same period last year. This increase was primarily due to higher staff-related costs as the Company continues to hire new employees to support its existing products and prepares for anticipated new product development.

Loss per period

     During the three months ended March 31, 2001, the Company had a loss for the period of $600,769 compared with a loss of $173,532 over the same period last year. This increase was due to higher expenses incurred by the Company with regard to research and development, and general and administrative expenses. The basic and diluted loss per share is $(0.06) for the three month period ended March 31, 2001 as compared to $(0.02) for the same period last year.

Interest and other income

     During the three months ended March 31, 2001, interest and other income increased to $9,935 from $3,370 over the same period last year. This is due to interest received on cash and cash equivalents.

Financial Outlook

     Estimates of future product sales, operating expenses and earnings per share are necessarily speculative in nature and are difficult to predict with accuracy. The Company is providing this information as of the filing date of this Form 10-Q, and does not plan to update this information until its next Form 10-Q filing with the Securities and Exchange Commission and expressly disclaims any duty to update the information contained in this filing.

         Except for the historical information contained herein, the matters discussed herein are by their nature forward- looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding earnings per share and expenses. Phage operates in a rapidly changing environment that involves a number or risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals or product candidates, (iii) intellectual property matters (patents); (iv) competition; (v) fluctuations in operating results and (vi) rapid growth of the Company. These risk factors are discussed and incorporated herein by reference to Exhibit 99 and the Company's 10SB, the latest amendment filed with the Securities and Exchange Commission on April 9, 2001.


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)      Reference is made to the Index of Exhibits included herein.

(b)      Reports on Form 8-K.

         No Form 8-Ks have been filed during the three month period ended March 31, 2001. However, the Company wishes to state that as mentioned in the Management's Discussion and Analysis, the Company has received the total $3,000,00 from the Securities Purchase Agreement entered into with seven purchasers as of October 23, 2000. The purchasers have received 2,142,857 Units in December 2000 and received their additional 2,142,857 Units on May 3, 2001 for a total of 4,285,714 Units.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PHAGE THERAPEUTICS INTERNATIONAL INC.
-------------------------------------
(Registrant)



Date:   May 21, 2001    By:  /s/ Richard Honour/s/
      -----------------      ----------------------------------------------
                             RICHARD HONOUR
                             Chief Executive Officer, President, Secretary
                             and Director



Date:    May 21, 2001  By:   /s/ Darren Pylot /s/
      ----------------       ----------------------------------------------
                             DARREN PYLOT
                             Chief Financial Officer and Director

Date:    May 21, 2001   By:  /s/ Robert Miller /s/
      -----------------      ----------------------------------------------
                             ROBERT MILLER
                             Chairman of the Board of Directors & Director

                      PHAGE THERAPEUTICS INTERNATIONAL INC.

                                INDEX TO EXHIBITS

Exhibit No.                Description

3.1 Articles of Incorporation filed on July 9, 1997 with the Florida Department of State(1);

          Certificate  of Amendment  filed August 19, 1999 with the   Florida
          Department   of  State  to   increase authorized capital and change
          name(1);

          Certificate of Amendment filed March 18, 1999 with the Florida Department of State to Decrease its outstanding capital by 4:1(1).

3.2       By-laws as Adopted on October 7, 1998(1).

10.1      Advisory Agreements with John Majnarich, effective January 1, 2001 and
          Michael Maloney,   effective January 1, 2001(1).  Advisory Agreements
          with Seymour Froman effective January 1, 2001, Luiz Bermudez effective January 1, 2001, and Tyler Kokjohn effective December 1, 2000.

10.2 Confidential Disclosure Agreement - Standard Agreement signed by all employees, consultants and advisors(1).

10.3 Employee Agreements with: Richard Herman dated November 1, 2000; Richard Honour dated November 1, 2000; Tracy Honour dated November 1, 2000; Douglas Lee dated November 1, 2000; (2 Agreements) Kenneth Lehman dated November 1, 2000; and Larry Stylebo dated December 6, 2000(1).

10.4 Management Agreement dated November 1, 2000 between Phage Therapeutics International Inc. and Stealth Investments Corp(1).

10.5 Property Lease Agreement dated October 27, 2000 between Razore Land Company and Phage Therapeutics International Inc(1).

10.6 Consulting Agreement dated October 9, 2000 between Phage Therapeutics International Inc. and Deirdre E. Sweeney(1).

10.7      Stock Option Plan 2000(1)

10.8      Securities Purchase Agreement dated as of October 23, 2000(1).

21 List of Subsidiaries, State of Incorporation, and Names under which Subsidiary Does Business(1);

          Articles of Incorporation as filed with the State of Washington,
          Secretary of State on December   24, 1996(1);

          Articles of Amendment changing name as filed with the State of Washinton, Secretary of State on March 10,
          1997(1);

          Articles of Amendment changing registered agent and name as filed with the State of Washington, Secretary of State on July 31, 1997(1).

99.       Risk Factors of Phage Therapeutics International Inc.

Documents Incorporated by Reference

(1) Documents previously filed as exhibits to Form 10SB as filed on April 4, 2001 and incorporated herein by this reference.