Form 10-Q/A
period 2001-03-31
PHAGE THERAPEUTICS INTERNATIONAL INC
filed 2001-05-22
CIK 1075744

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D. C. 20549

                                    FORM 10-Q
                               (Amendment No. 1)

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


         19017 - 120th Avenue NE, Suite #102, Bothell, Washington 98011
         --------------------------------------------------------------
         (Address of principal executive offices)             (Zip Code)


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






                                       PHAGE THERAPEUTICS INTERNATIONAL INC.

                                                       INDEX

                                                                                                             Page No.

PART I FINANCIAL INFORMATION......................................................................................1
         ITEM 1. FINANCIAL STATEMENTS.............................................................................1
                  Consolidated Balance Sheets.....................................................................4
                  Consolidated Statements of Operations...........................................................5
                  Consolidated Statements of Cash Flows...........................................................6
                  Consolidated Statements of Cash Flows...........................................................7
                  Consolidated Statement of Stockholders' Equity..................................................8
                  Consolidated Statement of Changes in Stockholders' Equity.......................................9
                  Notes to the Consolidated Financial Statements.................................................10
         ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS...............................................................25
                  General  ......................................................................................25
                  Overview ......................................................................................25
                  Plan of Operation..............................................................................25
                  Liquidity and Capital Resources................................................................27
                  Research and Development.......................................................................28
                  General and Administrative.....................................................................28
                  Loss Per Period................................................................................28
                  Interest and Other Income......................................................................28
                  Financial Outlook..............................................................................28
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................29

PART II OTHER INFORMATION........................................................................................29

         ITEM 1.  LEGAL PROCEEDINGS..............................................................................29
         ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDINGS....................................................29
         ITEM 3  DEFAULTS UPON SENIOR SECURITIES.................................................................29
         ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................29
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................30
                  Exhibits ......................................................................................30
                  Reports on Form 8-K ...........................................................................30
SIGNATURES.......................................................................................................30





                         PART I - FINANCIAL INFORMATION


--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


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

                      PHAGE THERAPEUTICS INTERNATIONAL INC.
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                 MARCH 31, 2001

TABLE OF CONTENTS                                              Page No.

Consolidated balance sheets                                           1

Consolidated statements of operations                                 2

Consolidated statements of cash flows                             3 & 4

Consolidated statements of changes in stockholders' equity        5 & 6

Notes to the consolidated financial statements                  7 to 21




PHAGE THERAPEUTICS INTERNATIONAL INC.                                                              1
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
========================================================================================================


                                                                            March 31,      December 31,
                                                                                2001              2000
                                                                     ----------------  ----------------
ASSETS

Current
  Cash and cash equivalents                                          $       1,515,593  $      1,029,134
  Prepaid expenses and other current assets                                    280,348            23,720
                                                                     -----------------  -----------------

Total current assets                                                         1,795,941         1,052,854
Capital assets (Note 4)                                                        188,045            60,523
Deposit, non-current (Note 11)                                                  75,000            75,000
                                                                     -----------------  -----------------

Total assets                                                         $       2,058,986  $      1,188,377
==================================================================== =================  ================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
  Accounts payable                                                   $         205,879  $        222,545
  Accrued liabilities                                                          167,055           164,672
  Due to related parties (Note 9)                                              133,578           144,211
  Notes payable (Note 5)                                                       153,262           161,407
                                                                     -----------------  -----------------

Total current liabilities                                                      659,774           692,835

Minority interest                                                              (8,369)           (8,369)
                                                                     -----------------  -----------------

                                                                               651,405           684,466
                                                                     -----------------  -----------------

Stockholders' equity
  Capital stock (Note 6)
      Authorized
         50,000,000 common shares with a par value of $0.001
      Issued and outstanding
         December 31, 2000 - 10,895,444
         March 31, 2001 - 10,895,444                                            10,895            10,895
  Additional paid-in capital                                                 5,877,670         5,877,670
  Subscriptions received in advance (Notes 6 and 12)                         1,500,000            10,000
  Non-qualified stock options outstanding (Note 7)                             153,382           138,943
  Deficit accumulated during the development stage                         (6,134,366)       (5,533,597)
                                                                     -----------------  -----------------

Total stockholders' equity                                                   1,407,581           503,911
                                                                     -----------------  -----------------

Total liabilities and stockholders' equity                           $       2,058,986  $      1,188,377
==================================================================== =================  ================

Nature and continuance of operations (Note 1)

Commitments and contingencies (Note 11)





Subsequent events (Note 12)

 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                 2
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
========================================================================================================================


                                                                         Cumulative
                                                                            Amounts
                                                                       From Date of
                                                                       Inception on
                                                                       December 24,       Three Month       Three Month
                                                                            1996 to      Period Ended      Period Ended
                                                                         March  31,         March 31,         March 31,
                                                                               2001              2001              2000
                                                                  -----------------  ----------------  ----------------

EXPENSES
  General and administrative                                      $       3,952,309 $         311,674 $         164,918
  Research and development                                                1,886,384           299,030            11,484
                                                                  -----------------  ----------------  ----------------

Loss from operations                                                    (5,838,693)         (610,704)         (176,402)
                                                                  -----------------  ----------------  ----------------


OTHER INCOME (EXPENSE)
  Interest income                                                            47,228             9,935             3,370
  Loss on disposal of capital assets (Note 4)                             (376,392)                -              (500)
                                                                  -----------------  ----------------  ----------------

                                                                          (329,164)             9,935             2,870
                                                                  -----------------  ----------------  ----------------


Loss before extraordinary item                                          (6,167,857)         (600,769)         (173,532)


EXTRAORDINARY ITEM
  Gain on extinguishment of debts, net of income taxes of $Nil               33,491                -                 -
                                                                  -----------------  ----------------  ----------------


Loss for the period                                               $     (6,134,366) $       (600,769) $       (173,532)
================================================================= ================= ================= =================

Basic and diluted loss per share                                                    $          (0.06) $          (0.02)
================================================================= ================= ================= =================


Weighted average number of shares outstanding                                              10,895,444         7,392,586
================================================================= ================= ================= =================










 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                     3
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
=================================================================================================================================

                                                                                   Cumulative
                                                                                      Amounts
                                                                                 From Date of
                                                                                 Inception on
                                                                                 December 24,       Three Month       Three Month
                                                                                      1996 to      Period Ended      Period Ended
                                                                                   March  31,         March 31,         March 31,
                                                                                         2001              2001              2000
                                                                            ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $     (6,134,366) $       (600,769) $       (173,532)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
       Amortization                                                                   165,307             5,878            12,501
       Compensation expense from vesting of
          non-qualified stock options                                                 153,382            14,439             4,785
       Loss on disposal of capital assets                                             376,392                -                 -
       Interest note payable                                                           25,064             3,855                -
       Consulting                                                                     160,000                -                 -

    Change in non-cash working capital items
       (Increase) decrease in prepaid expenses and other current assets             (278,348)         (256,628)             6,250
       Increase (decrease) in accounts payable                                        166,861          (16,666)          (48,471)
       Increase (decrease) in accrued liabilities                                     167,055             2,383          (68,775)
       Increase (decrease) in due to related parties                                  133,578          (10,633)          (56,284)
                                                                            ----------------  ----------------  ----------------

    Net cash used in operating activities                                         (5,065,075)         (858,141)         (323,526)
                                                                            ----------------  ----------------  ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of cash on purchase of subsidiary                                         173                -                 -
    Purchases of capital assets                                                     (737,025)         (133,400)           (1,300)
    Deposit                                                                          (75,000)                -                 -
                                                                            ----------------  ----------------  ----------------

    Net cash used in investing activities                                           (811,852)         (133,400)           (1,300)
                                                                            ----------------  ----------------  ----------------


                                  - continued -









 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                         4
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
======================================================================================================


                                                       Cumulative
                                                          Amounts
                                                     From Date of
                                                     Inception on
                                                     December 24,       Three Month       Three Month
                                                          1996 to      Period Ended      Period Ended
                                                       March  31,         March 31,         March 31,
                                                             2001              2001              2000
                                                ----------------- -----------------  -----------------
Continued...


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of capital assets                    7,281                -                 -
    Notes payable (repayment)                             128,198          (12,000)            56,000
    Net proceeds received from stock issuances          5,757,041                -          1,360,000
    Subscriptions received in advance                   1,500,000         1,490,000                -
                                                ----------------- -----------------  -----------------

    Net cash provided by financing activities           7,392,520         1,478,000         1,416,000
                                                ----------------- -----------------  -----------------


Change in cash position during the period               1,515,593           486,459         1,091,174


Cash and cash equivalents, beginning of period                 -          1,029,134             1,223
                                                ----------------- -----------------  -----------------


Cash and cash equivalents, end of period        $       1,515,593 $       1,515,593 $       1,092,397
=============================================== ================= ================= =================



Supplemental disclosure with respect to cash flows (Note 10)
















 The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.                                                                                     5
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
====================================================================================================================================



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
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)
===================================================================================================================================



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

10. SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


================================================================================

                                                Three Month       Three Month
                                               Period Ended      Period Ended
                                                  March 31,         March 31,
                                                       2001              2000
                                          ----------------- --------------------
Cash paid for income taxes                $              -  $              -
================================================================================
Cash paid for interest                    $          12,000 $              -
================================================================================

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

             c) In May 2001, the Company issued 4,284,714 warrants relating to the total 4,285,714 units at $0.70 per unit as disclosed in Note 6. For every one and one-half warrants, the holder thereof, is entitled to purchase another common share of the Company at $0.70 per share. The expiry dates of these warrants are:

               i)   2,142,857 warrants on August 15, 2001; and
               ii)  2,142,857 warrants on January 15, 2002.

--------------------------------------------------------------------------------

                    ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


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
     K.  Phase I/II Clinical Trials                                   $        0
     L.  Phase II Clinical Trials                                     $        0
5.  FDA Regulatory Costs:
     A.  Internal                                                     $  100,000
     B.  Outsourced                                                   $  125,000
6.  Laboratory Operations:
     A.  Internal                                                     $  170,000
     B.  Outsourced                                                   $  150,000
     C.  Work on Products 2 & 3                                       $   45,000
7.  Facilities (Rent, Telephones, Maintenance)                        $  144,000
8.  Equipment (Lab & Office)                                          $  200,000
9.  Legal (Corporate & Securities)                                    $   50,000
10. Accounting (Corporate, Securities, Tax & Audit)                   $   30,000
11. Investor & Public Relations                                       $   20,000
12. Business Operations                                               $  150,000
                                                                      ----------
Total                                                                 $3,444,700

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

         Except for the historical information contained herein, the matters discussed herein are by their nature forward-looking. Investors are cautioned that forward-looking statements or projections made by the Company, including those made in this document, are subject to risks and uncertainties that may cause actual results to differ materially from those projected. Reference is made in particular to forward-looking statements regarding earnings per share and expenses. Phage operates in a rapidly changing environment that involves a number or risks, some of which are beyond the Company's control. Future operating results and the Company's stock price may be affected by a number of factors, including, without limitation: (i) the results of preclinical and clinical trials; (ii) regulatory approvals or product candidates, (iii) intellectual property matters (patents); (iv) competition; (v) fluctuations in operating results and (vi) rapid growth of the Company. These risk factors are discussed and incorporated herein by reference to Exhibit 99 and the Company's 10SB, the latest amendment filed with the Securities and Exchange Commission on April 9, 2001.


--------------------------------------------------------------------------------

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------



         Phage's primary market risk exposure is that of interest rate risk on borrowings under its credit lines, which are subject to interest rates based on the banks' prime rate, and a change in the applicable interest rate that would affect the rate at which we could borrow funds or finance equipment purchases.



                            PART II OTHER INFORMATION



--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

--------------------------------------------------------------------------------



         To Phage's knowledge, no lawsuits were commenced against Phage during the quarter ended March 31, 2001, nor did Phage commence any lawsuits during the same period.



--------------------------------------------------------------------------------

               ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDINGS

--------------------------------------------------------------------------------


         Not applicable.


--------------------------------------------------------------------------------

                     ITEM 3 DEFAULTS UPON SENIOR SECURITIES

--------------------------------------------------------------------------------



         Not applicable.


--------------------------------------------------------------------------------

           ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------



         On March 15, 2001, Phage held an annual general meeting to consider the following matters:

     1. to amend the Articles of Incorporation of Phage to change its name from "Phage Therapeutics International Inc., to Phage Therapeutics, Inc."
     2.   change the year end of Phage to December 31,

     3. re-elect Messrs. Darren Pylot, Gaetano Morello, and Dr. Richard Honour as directors of Phage, and
     4. authorize the directors in their discretion to grant stock options to directors, executive officers and employees and to make any amendments the board of directors considers necessary to the 2000 Stock Option Plan and any outstanding options previously granted.

The meeting was adjourned as only 4,876,692 of the 10,895,444 shares entitled to vote at the meeting were represented by proxy or in person. The Articles and Bylaws of Phage require acts of shareholders to be approved by 50.01% of the outstanding votes of shareholders.




--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------



Exhibits


(a)      Reference is made to the Index of Exhibits included herein.


Reports on Form 8-K


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

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PHAGE THERAPEUTICS INTERNATIONAL INC.
-------------------------------------
(Registrant)



Date:    May 21, 2001       By: /s/ Richard Honour/s/
     --------------------      ---------------------------------------------
                                RICHARD HONOUR
                                Chief Executive Officer, President, Secretary and Director



Date:      May 21, 2001     By: /s/ Darren Pylot /s/
      -------------------      ----------------------------------------------
                                DARREN PYLOT
                                Chief Financial Officer and Director

Date:     May 21, 2001      By:  /s/ Robert Miller /s/
     --------------------     -----------------------------------------------
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