Form 10QSB
period 2001-06-30
PHAGE THERAPEUTICS INTERNATIONAL INC
filed 2001-08-20
CIK 1075744

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB


(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:     June 30, 2001
                                    -------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________.


Commission File number:             000-31961
                                    ---------



                      PHAGE THERAPEUTICS INTERNATIONAL INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)




             Florida                                          91-1930691
             -------                                          ----------
  (State or other jurisdiction                      (IRS Employer Identification
        of incorporation)                                      Number)


          19017 120th Avenue NE, Suite 102, Bothwell, Washington 98011
          ------------------------------------------------------------
             (Address of principal executive offices and zip code)


Registrant's telephone number, including area code: (425) 482-9511
                                                    --------------


                                 Not Applicable
         ---------------------------------------------------------------
        (Former name, former address, and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [x ] No [ ] and (2) has been subject to such filing requirements for the past 90 days. Yes [x ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date


          Class                                 Outstanding as of June 30, 2001
          -----                                 -------------------------------
    Common Stock, $0.001                                    13,943,313

                      PHAGE THERAPEUTICS INTERNATIONAL INC.
                                   FORM 10-QSB



                                  June 30, 2001

                                Table of Contents



PART I - FINANCIAL INFORMATION................................................ 1
         ITEM 1. FINANCIAL STATEMENTS......................................... 1
         ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS........................... 21
                  Overview .................................................. 21
                  Plan  of  Operations....................................... 21
                  Results of Operations...................................... 22
                  Liquidity and Capital Resources............................ 23
                  Recent Accounting Pronouncements........................... 23
                  "Safe Harbor" Statement under the Private Securities
                   Litigation Reform Act of 1995............................. 24
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.. 24

PART II OTHER INFORMATION.................................................... 25
         ITEM 1 LEGAL PROCEEDINGS............................................ 25
         ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDINGS................. 25
                  Recent Sales of Unregistered Securities.................... 25
                  Use of Proceeds............................................ 26
         ITEM 3 DEFAULTS UPON SENIOR SECURITIES.............................. 26
         ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......... 26
         ITEM 5 OTHER INFORMATION............................................ 26
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................ 26
                  Exhibits .................................................. 26
                  Reports on Form 8-K........................................ 26

SIGNATURES................................................................... 27

                         PART I - FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



The accompanying balance sheets of Phage Therapeutics International Inc. ( development stage company) at June 30, 2001, and the related statements of operations and the statement of cash flows for the six months ended June 30, 2001 and the period December 24, 1996 (date of inception) to June 30, 2001, have been prepared by the management of Phage Therapeutic International Inc. ("Phage or the "Company") and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                                CONTINUED ON NEXT




PHAGE THERAPEUTICS INTERNATIONAL INC.                                                             1
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
---------------------------------------------------------------------------------------------------
                                                                             June 30,  December 31,
                                                                                2001           2000
---------------------------------------------------------------------------------------------------

Current
    Cash and cash equivalents                                          $     909,197  $   1,029,134
    Prepaid expenses and other current assets                                 87,027         23,720
                                                                       -------------  -------------

Total current assets                                                         996,224      1,052,854
Capital assets (Note 4)                                                      250,471         60,523
Deposit, non-current (Note 11)                                                75,000         75,000
                                                                       -------------  -------------

Total assets                                                           $   1,321,695  $   1,188,377
---------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Accounts payable                                                   $     198,498  $     222,545
    Accrued liabilities                                                      168,903        164,672
    Due to related parties (Note 9)                                            3,164        144,211
    Notes payable (Note 5)                                                   157,118        161,407
                                                                       -------------  -------------

Total current liabilities                                                    527,683        692,835
Minority interest                                                            (3,689)        (8,369)
                                                                       -------------  -------------
                                                                             523,994        684,466
                                                                       -------------  -------------
Stockholders' equity
    Capital stock (Note 6)
        Authorized
         50,000,000 common shares with a par value of $0.001
        Issued and outstanding
         December 31, 2000 - 10,895,444
         June 30, 2001 - 13,943,313                                           13,943         10,895
    Additional paid-in capital                                             7,572,387      5,877,670
    Subscriptions received in advance (Notes 6 and 12)                       165,106         10,000
    Non-qualified stock options outstanding (Note 7)                         259,742        138,943
    Deficit accumulated during the development stage                      (7,213,477)    (5,533,597)
                                                                       -------------  -------------

Total stockholders' equity                                                   797,701        503,911
                                                                       -------------  -------------

Total liabilities and stockholders' equity                             $   1,321,695  $   1,188,377
---------------------------------------------------------------------------------------------------

Nature and continuance of operations (Note 1)

Commitments and contingencies (Note 11)

Subsequent event (Note 12)


              The accompanying notes are an integral part of these
                       consolidated financial statements.



PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                 Cumulative
                                                    Amounts
                                               From Date of
                                               Inception on
                                               December 24,       Three Month       Three Month         Six Month         Six Month
                                                    1996 to      Period Ended      Period Ended      Period Ended      Period Ended
                                                   June 30,          June 30,          June 30,          June 30,          June 30,
                                                       2001              2001              2000              2001              2000
------------------------------------------------------------------------------------------------------------------------------------

EXPENSES
    General and administrative             $      4,370,874  $        418,565   $       144,162  $        730,239  $        309,080
    Research and development                      2,554,239           667,855            36,486           966,885            47,970
                                           ----------------  ----------------  ----------------  ----------------  -----------------

Loss from operations                             (6,925,113)       (1,086,420)         (180,648)       (1,697,124)         (357,050)
                                           ----------------  ----------------  ----------------  ----------------  -----------------


OTHER INCOME (EXPENSE)
    Interest income                                  54,537             7,309            11,494            17,244            14,864
    Loss on disposal of
        capital assets (Note 4)                    (376,392)                -                 -                 -              (500)
                                           ----------------  ----------------  ----------------  ----------------  -----------------

                                                   (321,855)            7,309            11,494            17,244            14,364
                                           ----------------  ----------------  ----------------  ----------------  -----------------


Loss before extraordinary item                   (7,246,968)       (1,079,111)         (169,154)       (1,679,880)         (342,686)


EXTRAORDINARY ITEM
    Gainon extinguishment of debts,
        net of income taxes of $Nil                  33,491                -                 -                 -                 -
                                           ----------------  ----------------  ----------------  ----------------  -----------------


Loss for the period                        $     (7,213,477) $     (1,079,111)  $      (169,154)  $    (1,679,880) $       (342,686)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                             $          (0.09)  $         (0.02) $          (0.14) $          (0.04)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number
    of shares outstanding                                          12,414,403         8,752,587        11,659,120         8,061,378
------------------------------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.




PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


--------------------------------------------------------------------------------------------------------------------------
                                                                                Cumulative
                                                                                   Amounts
                                                                              From Date of
                                                                              Inception on
                                                                               December 24,     Six Month      Six Month
                                                                                   1996 to   Period Ended   Period Ended
                                                                                   June 30,       June 30,       June 30,
                                                                                      2001           2001           2000
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Loss for the period                                                     $   (7,213,477)  $ (1,679,880)  $   (342,686)
    Adjustments to reconcile net loss to net cash
    used in operating activities:
        Amortization                                                               180,862         21,433         24,475
        Compensation expense from vesting of non-qualified
         stock options                                                             259,742        120,799             -
        Loss on disposal of capital assets                                         376,392             -              -
        Interest note payable                                                       28,920          7,711             -
        Consulting                                                                 160,000             -              -

    Change in non-cash working capital items:
        (Increase) decrease in prepaid expenses and other current assets           (85,027)       (63,307)           567
        Increase (decrease) in accounts payable                                    159,480        (24,047)      (198,141)
        Increase (decrease) in accrued liabilities                                 168,903          4,231        (37,788)
        Increase (decrease) in due to related parties                                3,164       (141,047)             -
                                                                            ---------------  -------------  ------------

    Net cash used in operating activities                                       (5,961,041)    (1,754,107)      (553,573)
                                                                            ---------------  -------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of cash on purchase of subsidiary                                      173             -              -
    Purchases of capital assets                                                   (815,006)      (211,381)        (3,709)
    Deposit                                                                        (75,000)             -              -
                                                                            ---------------  -------------  ------------


    Net cash used in investing activities                                         (889,833)      (211,381)        (3,709)
                                                                            ---------------  -------------  ------------


CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from sale of capital assets                                             7,281             -              -
    Notes payable (repayment)                                                      128,198        (12,000)            -
    Net proceeds received from stock issuances                                   7,459,486      1,692,445      1,360,000
    Subscriptions received in advance                                              165,106        165,106             -
                                                                            ---------------  -------------  ------------


    Net cash provided by financing activities                                    7,760,071      1,845,551      1,360,000
                                                                            ---------------  -------------  ------------

Change in cash position during the period                                          909,197       (119,937)       802,718

Cash and cash equivalents, beginning of period                                          -       1,029,134          1,223
                                                                            ---------------  -------------  ------------


Cash and cash equivalents, end of period                                    $      909,197  $     909,197  $     803,941
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosure with respect to cash flows (Note 10)

        The accompanying notes are an integral part of these consolidated financial statements.




PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)



                                                                                Subscrip-         Non-      Deficit
                                           Common Stock                            tions     qualified  Accumulated
                                    --------------------------   Additional     Received         Stock   During the
                                           Number                   Paid-in           In       Options  Development
                                        of Shares     Amount        Capital      Advance   Outstanding        Stage          Total
------------------------------------------------------------------------------------------------------------------------------------
Stock issued for expenses
    incurred by founder                   571,429   $    571    $    39,429   $      -     $        -   $         -   $      40,000
Stock issued for cash
    - December 1996                     1,785,707      1,786         98,214          -              -             -         100,000
Stock issued for cash - March
    through July 1997                   1,600,000      1,600        638,400          -              -             -         640,000
Stock issued for cash - August
    through December 1997                 735,000        735        734,265          -              -             -         735,000
Issuance of non-qualified
    stock options                              -          -              -           -           6,494            -           6,494
Loss for the period                            -          -              -           -              -    (1,324,750)     (1,324,750)
                                      -----------   --------    -----------   ----------   -----------  ------------  --------------

Balance at December 31, 1997            4,692,136      4,692      1,510,308          -           6,494   (1,324,750)        196,744

Stock issued for cash - February
    through March 1998                    165,000        165        264,835          -              -             -         265,000
Stock issued as compensation for
    bridge loan financing                  22,857         23         79,977          -              -            -           80,000
Stock issued for cash - April through
    May 1998, net of offering
    expenses of $66,959                   500,000        500        432,541          -              -             -         433,041
Contribution of capital by
    shareholders                               -          -         300,000          -              -             -         300,000
Investment banking fee paid by
    shareholders                               -          -        (300,000)         -              -             -        (300,000)
Advances on merger letter of intent
    converted to common stock
    November 1998                              -          -         332,000          -              -             -         332,000
Deferred compensation from non-
    qualified stock options
    outstanding                                -          -              -           -          31,438            -          31,438
Loss for the year                              -          -              -           -              -    (1,373,505)     (1,373,505)
                                      -----------   --------    -----------   ----------   -----------  ------------  --------------

Balance at December 31, 1998            5,379,993      5,380      2,619,661          -          37,932   (2,698,255)       (35,282)

Advances on merger converted to
    common stock - February 1999               -          -          50,000          -              -             -          50,000
Assumption of debt by parent
    converted to common stock,
    February 1999                              -          -         150,000          -              -             -         150,000
Acquisition of parent                   2,028,375      2,028        (36,873)          -              -             -        (34,845)
Minority interest recorded at
    March 25, 1999                     (1,486,852)    (1,486)        16,022          -              -             -          14,536
Shares issued for cash and
    receivables - April 1999              187,500        188        149,812          -              -             -         150,000


                                                            - continued -

                       The accompanying notes are an integral part of these consolidated financial statements.




PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)


                                                                                Subscrip-         Non-      Deficit
                                           Common Stock                            tions     qualified  Accumulated
                                    --------------------------   Additional     Received         Stock   During the
                                           Number                   Paid-in           In       Options  Development
                                        of Shares     Amount        Capital      Advance   Outstanding        Stage          Total
------------------------------------------------------------------------------------------------------------------------------------
Continued...

Shares issued for acquisition of
    additional shares of subsidiary -
    April 1999                            629,284        628         (6,795)          -             -           -            (6,167)
Shares issued for consulting               71,429         71         79,929           -             -           -            80,000
Deferred compensation from non-
    qualified stock options
    outstanding                                -          -             -             -         72,218          -            72,218
Loss for the year                              -          -             -             -             -    (1,487,498)     (1,487,498)
                                      -----------   --------    -----------   ----------   -----------  ------------  --------------
Balance at December 31, 1999            6,809,729      6,809      3,021,756           -        110,150   (4,185,753)     (1,047,038)

Shares issued for cash in
    March 2000                          1,942,858      1,943      1,358,057           -             -           -         1,360,000
Shares issued for cash in
    December 2000                       2,142,857      2,143      1,497,857           -             -           -         1,500,000
Deferred compensation from non-
    qualified stock options
    outstanding                                -          -             -             -         28,793          -            28,793
Subscriptions received in advance              -          -             -         10,000            -           -            10,000
Loss for the year                              -          -             -             -             -    (1,347,844)     (1,347,844)
                                      -----------   --------    -----------   ----------   -----------  ------------  --------------

Balance at December 31, 2000           10,895,444     10,895      5,877,670       10,000       138,943   (5,533,597)        503,911

Shares issued for cash
    in May 2001                         2,142,857      2,143      1,497,857           -             -           -         1,500,000
Subscriptions converted
    to common shares                           -          -             -        (10,000)           -           -           (10,000)
Shares issued for cash
    in June 2001                          304,446        304        202,141           -             -           -           202,445
Shares issued for acquisition
    of additional shares of
    subsidiary in June 2001               600,566        601         (5,281)          -             -           -            (4,680)
Deferred compensation from
    non-qualified stock options
    outstanding                                -          -             -             -        120,799          -           120,799
Subscriptions received in advance              -          -             -        165,106            -           -           165,106
Loss for the period                            -          -             -             -             -    (1,679,880)     (1,679,880)
                                      -----------   --------    -----------   ----------   -----------  ------------  --------------

Balance at June 30, 2001               13,943,313 $   13,943    $ 7,572,387   $  165,106  $    259,742  $(7,213,477)  $     797,701
------------------------------------------------------------------------------------------------------------------------------------


        The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at June 30, 2001 the Company had a working capital of $468,541 and has incurred losses of $7,213,477 from the date of inception, December 24, 1996 to June 30, 2001. The Company anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by additional equity financing. During the period ended June 30, 2001, the Company completed an offering of 2,142,857 units at $0.70 per unit pursuant to Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The total proceeds of $1,500,000 will help the Company complete its anticipated plan of operations. If the Company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at June 30, 2001 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

     Basis of consolidation and presentation

     The consolidated financial statements include the accounts of Phage Therapeutics International Inc. and its majority- owned subsidiary Phage Therapeutics, Inc., a Washington corporation. As of June 30, 2001, the Company owned approximately 95% of the outstanding common stock of Phage Therapeutics, Inc. All significant inter-company transactions have been eliminated in consolidation.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

2.   SIGNIFICANT ACCOUNTING POLICIES (cont'd...)

     Basis of consolidation and presentation (cont'd...)

     Effective March 25, 1999, the Company acquired 71% of the outstanding common stock of Phage Therapeutics, Inc. through a series of share exchange agreements with certain PhageTx shareholders (see Note 3). Added to the Company's previous share holdings of PhageTx, this transaction increased the Company's interest in PhageTx, to approximately 80%. As a result of this transaction, the former shareholders of PhageTx obtained control of the Company. For accounting purposes, this acquisition has been treated as a recapitalization of the Company. The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of PhageTx since inception (December 24, 1996) and the accounts of the company since the date of acquisition, March 25, 1999 to June 30, 2001.

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

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

     Loss per share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS
     128"). Under SFAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding for 2001, 11,659,120 and 2000, 8,061,378, do not include the 6,178,572 (2000 - 2,028,572) warrants outstanding, the stock options of 3,295,554 (2000 - 2,755,000) and the 32,085 common shares issued subsequent to June 30, 2001 as their effect would be anti-dilutive. Of the total 3,047,869 (2000 - 1,942,858) shares issued in the six month period ended June 30, 2001, 763,675 (2000 - 1,251,649) shares are included in the weighted average number of 11,659,120 (2000 - 8,061,378) shares outstanding at June 30, 2001.

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

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

     ii) Phage was formed for the sole purpose of seeking a target acquisition candidate and its net assets as of the Effective Date were negative. Accordingly, the acquisition of the Company will be accounted for at the net book value of the net assets of the Company recorded at the date of acquisition. The net assets acquired are as follows:


               Cash and equivalents                            $    173
               Account receivable                                 4,000
               Accounts payable                                 (39,018)
                                                               --------

               Net assets acquired                             $(34,845)
                                                               ========

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

     Since March 1999, the Company has issued a total of 1,229,850 common shares to acquire a further 15% of PhageTx. These share issues have increased the ownership in PhageTx to approximately 95%.

4.   CAPITAL ASSETS


     ---------------------------------------------------------------------------
                                                         June 30,  December 31,
                                                             2001         2000
     ---------------------------------------------------------------------------
     Research and development equipment                 $ 168,600    $  33,499
     Computer and office equipment                         80,537       52,309
     Furniture and fixtures                                23,543       18,178
     Leasehold improvements                                49,028        6,341
                                                        ---------    ---------

                                                          321,708      110,327
     Accumulated amortization                             (71,237)     (49,804)
                                                        ---------    ---------

                                                        $ 250,471    $  60,523
     ---------------------------------------------------------------------------

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

5.   NOTES PAYABLE TO RELATED PARTY


     ---------------------------------------------------------------------------
                                                 June 30,      December 31,
                                                    2001             2000
     ---------------------------------------------------------------------------

     Principal amount                         $   140,198        $  140,198
     Accrued interest                              16,920            21,209
                                              -----------        ----------

                                              $   157,118        $  161,407
     ---------------------------------------------------------------------------

    In 1999, the Company received several loans from Prostar Limited which totalled $140,198. The loans bear interest at 11% per annum and are repayable on demand.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

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

     In October 2000, the Company entered into a securities purchase agreement with seven purchasers to purchase 4,285,714 units at $0.70 per unit for total proceeds of $3,000,000. Each unit consists of one common share of the Company and a warrant. For every one and a half warrants, the holder thereof, is entitled to purchase another common share of the Company at an exercise price of $0.70 per share. The Company has received $1,500,000. As payment for the first part of this agreement, the 2,142,857 common shares associated with this payment have been issued and the warrants attached to this issuance exercisable until August 15, 2001. At June 30, 2001, the Company has received the second payment of $1,500,000. The 2,142,857 common shares were issued in May 2001, in accordance with Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The warrants attached to this second issue are exercisable until January 15, 2002.

     In June 2001, the Company issued 204,446 common shares of the Company for total proceeds of $147,445. This issue was comprised of 254,446 common shares which related to the exercise of stock options at $0.55 per share and 50,000 common shares which relate to the exercise of warrants at $1.25 per share.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001


6.  CAPITAL STOCK (cont'd...)

    Warrants


     ---------------------------------------------------------------------------
                                                        June 30,    December 31,
                                                           2001           2000
     ---------------------------------------------------------------------------
     Balance, beginning of period                     2,028,572          85,714
         Issued                                       4,285,714       1,942,858
         Exercised                                      (50,000)             -
         Expired                                        (85,714)             -
                                                  -------------     ------------

     Balance, end of period                           6,178,572       2,028,572
     ---------------------------------------------------------------------------


     As at June 30, 2001 there were 6,178,572 warrants outstanding that are exercisable into commons shares as follows:



     ---------------------------------------------------------------------------
            Number           Exercise
         of Shares              Price     Expiry Date
     ---------------------------------------------------------------------------
            82,085            $  1.25     June 2, 2001 (subscriptions received)
         1,810,773               2.00     June 2, 2002
         2,142,857               0.70     August 15, 2001
         2,142,857               0.70     January 15, 2002
     ---------------------------------------------------------------------------

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

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

7.   STOCK OPTIONS (cont'd...)

     SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has chosen to account for the employee stock-based compensation using APB 25, "Accounting for Stock
     Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of the grant over the option price. During the three month period ended March 31, 2001, $118,500 has resulted from the use of this standard. The stock based compensation expensed during the period was $41,156, the balance to be expensed over the vesting period of the stock option.

     Following is a summary of the stock option activity:


     -------------------------------------------------------------------------------------

                                           Six Month Period Ended   Six Month Period Ended
                                                June 30, 2001          June 30, 2000
                                          ------------------------  --------------------
                                                          Weighted              Weighted
                                                           Average               Average
                                               Number     Exercise     Number   Exercise
                                            of Shares        Price  of Shares      Price
     -------------------------------------------------------------------------------------
     Outstanding, beginning of period       1,405,000     $   0.57       --      $   --
         Granted                              670,000         0.75  1,285,000      0.55
         Exercised                           (254,446)        0.55       --          --
                                          -----------               ----------

     Outstanding, end of period             1,820,554     $   0.64  1,285,000    $ 0.55
     -------------------------------------------------------------------------------------

     The  weighted   average  fair  value  of  options   granted  to  employees,
     non-employees and consultants during the six month period ended June 30, 2001 was $0.68 (2000 - $0.07) per share.

     Had compensation cost been recognized on the basis of fair value pursuant to SFAS 123, net loss and loss per share would have been adjusted as follows:

     ---------------------------------------------------------------------------
                                                 Six Month            Six Month
                                              Period Ended         Period Ended
                                                   June 30,             June 30,
                                                      2001                 2000

     Net loss
         As reported                       $     (1,679,880)   $      (342,686)
                                           =================   ================

         Pro-forma                         $     (1,736,599)   $      (354,790)
                                           =================   ================

     Basic and diluted loss per share
         As reported loss per share        $            0.14)  $         (0.04)
                                           =================   ================

         Pro-forma                         $           (0.15)  $         (0.04)
     ---------------------------------------------------------------------------

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

7.   STOCK OPTIONS (cont'd...)

     Phage Therapeutics International Inc. (cont'd...)

     Stock option plan (cont'd...)

     Following is a summary of the status of options outstanding at June 30, 2001:



--------------------------------------------------------------------------------
                            Outstanding Options            Exercisable Options
                    -----------------------------------  -----------------------
                                    Weighted
                                     Average   Weighted                Weighted
                                   Remaining    Average                 Average
                                 Contractual   Exercise                Exercise
Exercise Price        Number            Life      Price      Number       Price
--------------------------------------------------------------------------------
$ 0.55              1,025,554           3.5   $   0.55    1,025,554    $   0.55
  0.75                795,000           4.7       0.75      275,000        0.75
                   ----------                            ----------

                    1,820,554                            1,300,554
--------------------------------------------------------------------------------

     The Company granted 670,000 (2000 - 1,285,000) options to consultants and non-employees during the period, which are accounted for under SFAS 123 and EITF 96-18. The stock compensation recognized using FASB 123 for the six month period ended June 30, 2001 was $458,310 (2000 - $86,695), using the Black-Scholes option-pricing model. The options will be amortized over a two year period which is the expected period that the services will be performed by the consultants and non-employees. The stock compensation expense for the period was $120,799 (2000 - $9,569), of which $95,492 (2000
     - $5,071) was allocated to general and administrative and $25,307 (2000 - $4,498) was allocated to research and experimentation.

     The assumptions used in calculating the fair value of options granted during the current period using the Black-Scholes option-pricing model are as follows:



     ---------------------------------------------------------------------------
                                                  Six Month            Six Month
                                               Period Ended         Period Ended
                                              June 30, 2001        June 30, 2000
     ---------------------------------------------------------------------------
     Risk free interest rate                          4.30%              6.43%
     Expected life of the options                   2 years            2 years
     Expected volatility                            109.83%            218.42%
     Expected dividend yield                             -                  -
     ---------------------------------------------------------------------------

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

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

7.   STOCK OPTIONS (cont'd...)

     Phage Therapeutics Inc. (cont'd...)

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



-------------------------------------------------------------------------------------------
                                                     Shares                       Weighted
                                                      Under                        Average
                                                Outstanding             Price     Exercise
                                                    Options         Per Share        Price
-------------------------------------------------------------------------------------------
Balance at December 31, 1998                      1,599,000    $  0.20 - 1.00    $    0.69
    Options granted                                 100,000              1.00         1.00
    Options terminated                             (224,000)      0.20 - 1.00         0.56
                                                -----------

Balance at December 31, 1999                      1,475,000       0.20 - 1.00         0.73
    Options granted                                      -               -            -
    Options terminated                                   -               -            -
                                                -----------

Balance at June 30, 2001 and December 31, 2000    1,475,000                           0.73
-------------------------------------------------------------------------------------------

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

7.   STOCK OPTIONS (cont'd...)

     Phage Therapeutics, Inc. (cont'd...)

     As of June 30, 2001 all outstanding options were fully vested as a result of the PhageTx Acquisition transaction. No options granted have been exercised as of June 30, 2001. The weighted average contractual life of options outstanding as of June 30, 2001 was 6.6 years.


8.   INCOME TAXES

     The Company's total deferred tax asset is as follows:


     Net tax benefit resulting from loss carry forward            $   1,953,776
     Valuation allowance                                             (1,953,776)
                                                                  --------------

                                                                  $        -
                                                                  ==============

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


9.   RELATED PARTY TRANSACTIONS

     During the period PhageTx paid or accrued wages of $60,000 (2000 - $Nil) and paid consulting fees of $Nil (2000 - $24,000) to the president and director of the Company. As at June 30, 2001, the Company owed $Nil (December 31, 2000 - $75,413).

     During the period PhageTx paid or accrued wages of $42,000 (June 30, 2000 - $Nil) to the treasurer of the Company.

     On September 1, 1998, the Company entered into a management agreement with Stealth Investment Corp. ("Stealth") to provide day-to-day management services to the Company (the "Management Agreement"). A director and officer of the Company, is the sole shareholder and director of Stealth. The Management Agreement is terminable by either party with two months notice and provides for a base fee of $10,000 per month until October 31, 2000, thereafter increased to $15,000 per month plus related expenses. The Company paid or accrued during the period, management fees of $45,000 (2000
     - $30,000), consulting fees of $45,000 (2000 - $30,000), office expenses of $Nil (2000 - $14,838), office administration of $19,943 (2000 - $7,106) and investor relations of $Nil (2000 - $1,575). As at June 30, 2001 the Company owed Stealth $3,164 (December 31, 2000 - $68,798).

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


     ---------------------------------------------------------------------------
                                                    Six Month         Six Month
                                                 Period Ended      Period Ended
                                                     June 30,          June 30,
                                                         2001              2000
     ---------------------------------------------------------------------------
     Cash paid for income taxes             $              -    $            -

     Cash paid for interest                 $          12,000   $            -
     ---------------------------------------------------------------------------

     The following non-cash transaction occurred during the period ended June 30, 2001:

     The Company issued 600,566 common shares for the acquisition of additional shares of its subsidiary, Phage Tx. This acquisition reduced minority interest in Phage Tx from $(8,369) to $(3,689).

     There were no significant non-cash transactions for the period ended June 30, 2000.


11.  COMMITMENTS AND CONTINGENCIES

     Lease Agreement

     On November 1, 2000, the Company signed a lease agreement for office and research facilities which expires November 30, 2005. The lease contains an option to renew for an additional 5 years. Minimum future lease payments under this agreement are as follows:


      36980
       2001                                 $     58,305
       2002                                      119,413
       2003                                      128,058
       2004                                      134,755
       2005                                      126,899
                                            ------------

                                            $    567,430
                                            ============

    The Company was required to pay a security deposit of $75,000 as part of its lease agreement. The security deposit is a certificate of deposit at a financial institution in favor of the Company, but is pledged to the lessor if the Company defaults in its lease agreement.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2001

11.  COMMITMENTS AND CONTINGENCIES (cont'd.....)

     Contractual Agreements

     On September 11, 2000, the Company entered into an agreement with Intelligene Expressions, Inc. ("Intelligene") for contract services to scale up manufacturing for the Company's first bacteriophage product. Intelligene is an Alberta company with a laboratory located in Edmonton, Alberta, Canada. The total amount of the contract was for $520,000. The Company has paid $410,000 and the remaining $110,000 is to be paid as follows:


     Upon completion of Phase 6                   $    55,000
     Upon completion of Phase 7                        55,000
                                                  -----------
                                                  $   110,000
                                                  ===========

     The Company has agreed to several research and development contracts with various universities and research institutes. The Company is contracted to pay for this year $306,253, of which $146,649 has been paid and $45,000 is prepaid at June 30, 2001. In addition, the Company has agreed to a total of $798,358 in contracts which are based on performance, controlled by management of the Company, which could be completed more than a year from now. The Company has advanced $361,360 on these contracts and at June 30, 2001, $16,200 is prepaid.

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


12.  SUBSEQUENT EVENT

     Subsequent to June 30, 2001, the Company issued 121,085 common shares on the exercise of warrants for subscriptions of $151,356 and issued 25,000 common shares on the exercise of stock options for subscriptions of $13,750, which were received during the period ended June 30, 2001.

--------------------------------------------------------------------------------

                    ITEM 2 MANAGEMENT DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------


Overview

Phage was originally incorporated in the State of Florida on July 8, 1997, under the name All Products Distribution, Corp. All Products Distribution, Corp. was founded with the specific intent of opening salons offering services such as manicures, pedicures, facials and hairstyling. This business venture was not successful and was not continued by previous management. On August 19, 1998, under its present management, All Products Distribution, Corp. changed its name to Phage Therapeutics International Inc. Phage switched its focus to biotechnology when it decided to pursue the acquisition of PhageTx. PhageTx was incorporated in the State of Washington on December 24, 1996.

Phage is a development stage biotechnology company that, through its controlling interest in PhageTx, a bio-pharmaceutical corporation, is focused on the discovery, development and regulatory approval of bacteriophage-based therapeutic products for the treatment of certain antibiotic-resistant infections and other bacterial infectious diseases. Bacteriophage (phage or phage therapeutic agents) are bacterial viruses that infect and destroy bacteria. A bacteriophage virus infects a host bacterial cell by attaching itself to the bacterial cell surface and then injecting its viral nucleic acid into the bacterial cell. Hundreds of new bacteriophage viruses are formed within the bacterial cell as the virus replicates. The bacterial cell is subsequently destroyed, releasing the newly formed bacteriophage viruses to infect additional bacterial cells. This process is repeated within the bacterial population about every 20 minutes until the bacteria are eliminated. Bacteriophage are highly specific, with each kind of bacteriophage typically infecting only one bacterial species.

Plan  of  Operations.
--------------------

Phage anticipates expending approximately $5,000,000 over the next twelve month period as follows:


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

Phage intends to cover these cover these cost by additional equity financings. During the quarter ended June 30, 2001, Phage received $1,617,500 in cash through the exercise of certain stock options and warrants outstanding and a private placement which raised $1,500,000. If Phage is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. It is anticipated that if there is any shortfall in raising capital to continue Phage's plan of operations, then Phage may be required to delay, scale back or eliminate some or all of its research and development programs or cease operations. Phage plans to cut-back its plan of operations by reducing the amount spent on personnel costs, and research and development, in particular, preclinical safety and efficacy testing and preclinical 'proof of principle' tests, and Phase I and II clinical trials. Management believes these tests can still be conducted with less funding.

Results of Operations
---------------------

     Three months ended June 30, 2001 versus Three months ended June 30, 2000

     Loss Per Period. Phage's net loss for the three months ended June 30, 2001 was $1,079,111 or approximately $909,957 more than recorded for the same period in 2000. Overall costs and expenses were higher by some $905,772. This increase was due to higher expenses incurred by the Company with regard to research and development, and general and administrative expenses.

     Research and Development. Overall research and development costs in the three months ended June 30, 2001 were greater by $631,369 compared to the same period in 2000. Most of this increase relates to clinical trials being commenced and related costs.

     General and Administrative Expenses. General and administrative expenses were $418,565 exclusive of any amounts recorded for stock compensation in the three months ended June 30, 2001 compared to $144,162 recorded for the same period in 2000. The net increase in expenses of $274,403 basically reflects an increase in professional fees, building lease expenses.

     Six months ended June 30, 2001 versus six months ended June 30,2000

     Loss Per Period. Phage's net loss was approximately $1,679,880 for the six months ended June 30, 2001. This reflects an increase in losses in the amount of $1,337,194 compared to the same period in 2000. The main elements contributing to the increase in losses include higher general and administrative expenses, and increased research and development costs.

     Research and Development. Research & development costs were $996,885 in the six months ended June 30, 2001 versus $47,970 for the same period in 2000. This increase of $948,915 is primarily due to higher laboratory costs to scale up manufacturing for the Phage's first bacteriophage product by the laboratory Intelligene Expressions, Inc. Phage entered an agreement with Intelligene Expressions, Inc. in September 11, 2000. The Company has already paid $410,000 to

     Intelligene Expressions, Inc. and will be paying an additional $55,000 upon completion of Phase 5, 6, and 7 for a total of $165,000. The Company has agreed to several research and development contracts with various universities and research institutes. The Company is contracted to pay for this year $306,253, of which $146,649 has been paid and $45,000 is prepaid at June 30, 2001. In addition, the Company has agreed to a total of $798,358 in contracts which are based on performance, controlled by management of the Company, which could be completed more than a year from now. The Company has advanced $361,360 on these contracts and at June 30, 2001, $16,200 is prepaid.

     General and Administrative Expenses. General and administrative expenses before charges for stock compensation, were $730,239 in the six months ended June 30, 2001 compared to expense of $309,080 for the same period in 2000.

     Stock Compensation Expense. Stock Compensation expense was $120,799 in the six months ended June 30, 2001. This is an increase of $111,230 over the same period in 2000. Stock Compensation expense is a non-cash expense that reflects the fair value of common stock or warrants granted to non-employees of Phage.

     Income Taxes. Phage has realized a net loss from operations in each period since it began doing business. As of December 31, 2000, Phage had accumulated approximately $5.7 million of net operating loss carry forwards for federal income tax purposes. These carry forwards expire between 2012 and 2021. The annual use of these net operating loss carry forwards may be limited in the event of a cumulative change in ownership of more than 50%.

Liquidity and Capital Resources
-------------------------------

Since inception Phage has primarily financed its operations through the sale of its equity stock. During the quarter ended June 30, 2000, Phage received $1,617,500. Of this amount, $1,500,000 was received from private placement activities; an additional $62,500 was received through the exercise of 50,000 private placement warrants; and $55,000 through the exercise of 100,000 stock options. Cash provided by equity financing has been and is expected to continue to be the Company's primary source of funds. Since inception, the Company has had no revenue from operations.

As at June 30, 2001, Phage had total assets of $1,321,695 of which $909,197 was in cash or cash equivalents on hand. This amount includes a long term certificates of deposit pledged under a security agreement for an operating lease amounting to $75,000 at June 30, 2001..

Net cash used in operations for the three months ended June 30, 2001 was $1,086,420, an increase of $905,772 from $180,648 in the comparable period of 2000. These operating cash outflows resulted primarily from increases general operations and increased research and development activities.

Phage requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plan. Initial working capital has been obtained by the private sale of Phage's Common Shares from inception to the present date. Phage can meet its short term cash flow needs from the proceeds obtained from a recent sale of its Common Shares. In the long term, Phage may seek additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. This may not be available on a timely basis, in sufficient amounts or on terms acceptable to Phage. The inability of Phage to raise additional equity capital or borrow funds required to effect its business plan, may have a material adverse effect on Phage's financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require Phage to pay significant amounts of interest and principal payments, reducing the resources available to Phage's business operations. Some types of equity financing may be highly dilutive to Phage's stockholders' interest in Phage's assets and earnings. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict Phage's flexibility.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. The Statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The Statement permits early adoption as of the beginning of any fiscal quarter. SFAS 133 will become effective for our first fiscal quarter of fiscal year 2002 and we do not expect adoption to have a material effect on our financial statements.

In December 1999, the SEC issued SAB 101, "Revenue Recognition in Financial Statements." SAB 101 summarizes certain aspects of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On March 24, 2000 and June 26, 2000, the SEC issued Staff Accounting Bulletin No. 101A and No. 101B, respectively, which extend the transition provisions of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999, which would be December 31, 2000 for us. We chose to adopt the provisions of SAB 101 early beginning with the fiscal year ended December 31, 1999.

In March 2000, the FASB issued FIN 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB No. 25, Accounting for Stock Issued to Employees". This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non- compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that this Interpretation covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000.

"Safe Harbor"  Statement under the Private  Securities  Litigation Reform Act of
--------------------------------------------------------------------------------
1995
----

This Report contains, in addition to historical information, statements by Phage with respect to expectations about Phage's business and future results, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements and other statements made elsewhere by us or our representatives, which are identified or qualified by words such as "likely," "will," "suggests," "expects," "might," "believe," "could," "should," "may," "estimates," "potential," "predict," "continue," "would," "anticipates" or "plans," or similar expressions, are based on a number of assumptions that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated or suggested due to a number of factors, including those set forth herein, those set forth in our Annual Report on Form 10-KSB and in our other SEC filings, and including risks relating to the early stage of products under development, uncertainties relating to clinical trials and regulatory reviews, the need for additional funds, competition and dependence on collaborative partners. All forward-looking statements are based on information available as of the date hereof, and we do not assume any obligation to update forward-looking statements

--------------------------------------------------------------------------------

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------


Not applicable at this time. Phage had $909,197 in cash, cash equivalents as at June 30, 2001. Currently we do not invest our excess cash in any financial instrument. To the extent that we may chose to invest our cash and cash equivalents which exceed our near term funding needs in the future, we intend to invest this excess cash in three to six month high quality financial instruments. Phage will employ policies and procedures at that time to manage any risks with respect to any such investment exposure.

                            PART II OTHER INFORMATION

--------------------------------------------------------------------------------

                            ITEM 1 LEGAL PROCEEDINGS

--------------------------------------------------------------------------------


To Phage's knowledge, there are no lawsuits nor were any lawsuits commenced against Phage during the quarter ended June 30, 2001, nor did Phage commence any lawsuits during the same period.

--------------------------------------------------------------------------------

               ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDINGS

--------------------------------------------------------------------------------


Recent Sales of Unregistered Securities

During the quarter ended June 30, 2001, Phage has issued the following securities, none of which will be registered under the Securities Act of 1933 (the "1933 Act"):

     Private Placement. Phage issued 2,142,857 common shares and 2,142,857 warrants in May 2001 on the receipt of $1,500,000 received pursuant to the terms of a share purchase agreement entered into with seven purchasers in October 2000. Each warrant was exercisable for one share of common stock of Phage for $0.70 per share any time on or before January 15, 2002. . These shares were issued under Regulation D, Rule 506.

     Stock Options.

     The stock options issued during this quarter are as follows:


    Date               Name           Price per       Amount of          Vesting Date              Expiry Date
                                        Share          Shares
----------------------------------------------------------------------------------------------------------------
April 1, 2001     John Sundsmo         $0.75          50,000 (3)       25% after one year from    April 1, 2004
                                                                       date of grant, with 25%
                                                                       vesting every year
                                                                       following

May 1, 2001       Lisa Goodrich        $0.75          20,000 (3)       25% after one year from    May 1, 2004
                                                                       date of grant, with 25%
                                                                       vesting every year
                                                                       following

     Stock Options Exercised.

     On May 17, 2001, 50,000 shares each were exercised by Messrs. Darren Pylot and Chris Tomanik for an aggregate purchase price of $55,000. These shares were issued under Regulation D, Rule 506.

     Warrants Exercised.

     On May 30, 2001, David Mills exercised 50,000 warrants for 50,000 shares of Common Stock of Phage for an aggregate price of $62,500. These shares were issued under Regulation D, Rule 506.

     Stock Issued as Consideration for Common Shares of PhageTx.

     In June 2001, Phage issued 547,995 shares of Common Stock of Phage in connection with the acquisition of the shares of PhageTx held by certain stockholders of PhageTX pursuant to individual share purchase agreements dated April 20, 1999. These shares were issued under Regulation D, Rule 506.

Sales of Unregistered Securities Subsequent to June 30, 2001
------------------------------------------------------------

     Subsequent to June 30, 2001, the Company issued 121,085 common shares on the exercise of warrants for subscriptions of $151,356 and issued 25,000 common shares on the exercise of stock options for subscriptions of $13,750, which were received during the period ended June 30, 2001. These shares were issued under Regulation D, Rule 506.

Use of Proceeds
---------------

     Phage intends to use all funds received by through the private placement, exercise of stock options and warrants received in this quarter for general working capital.

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


--------------------------------------------------------------------------------

           ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------


     Phage Therapeutics International planned to hold it annual general meeting of its stockholder on May 22, 2001 to elect a board of directors for the ensuing year and to ratify the appointment of Davidson & Company as auditor. The meeting failed to have the necessary quorum present to receive in person or by proxy. The meeting was adjourned until September 10, 2001. Other than the foregoing, no matters were put forward to a vote of the security holders of the Phage this quarter.


--------------------------------------------------------------------------------

                            ITEM 5 OTHER INFORMATION

--------------------------------------------------------------------------------


     Not Applicable


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------


Exhibits
--------

     None.

Reports on Form 8-K
-------------------

     On June 5, 2001, Phage Therapeutics International filed a current report on Form 8-K to announce that its annual general meeting which was to be held on May 22, 2001 was postponed to September 10, 2001.

--------------------------------------------------------------------------------

                                   SIGNATURES

--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


PHAGE THERAPEUTIC INTERNATIONAL INC.

/s/ Darren Pylot /s/

Per:
    Darren Pylot
    President

Date: August 17, 2001.