Form 10QSB
period 2001-09-30
PHAGE THERAPEUTICS INTERNATIONAL INC
filed 2001-11-14
CIK 1075744

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-31961

PHAGE THERAPEUTICS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	91-1930691 (I.R.S. Employer Identification No.)
19017 120th Avenue NE, Suite 102 Bothell, Washington 98011 (Address of Principal Executive Offices; Zip Code)

(425) 481-6255
(Registrant's telephone number, including area code)

    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / /  No / /

Applicable only to corporate issuers:

    State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 9, 2001, there were 13,975,398 shares outstanding of the Company's common stock.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001

TABLE OF CONTENTS

Page No.
Consolidated balance sheets	1
Consolidated statements of operations	2
Consolidated statements of cash flows	3
Consolidated statements of changes in stockholders' equity (deficiency)	4 & 5
Notes to the consolidated financial statements	6 to 21

ITEM 1. FINANCIAL STATEMENTS

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current
Cash and cash equivalents	$51,350	$1,029,134
Prepaid expenses and other current assets	193,492	23,720

Total current assets	244,842	1,052,854
Capital assets (Note 4)	307,405	60,523
Deposit, non-current (Note 11)	75,000	75,000

Total assets	$627,247	$1,188,377

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current
Accounts payable	$422,647	$222,545
Accrued liabilities	167,355	164,672
Due to related parties (Note 9)	18,164	144,211
Notes payable (Note 5)	160,941	161,407

Total current liabilities	769,107	692,835
Minority interest	(3,689)	(8,369)

	765,418	684,466

Stockholders' equity (deficiency)
Capital stock (Note 6)
Authorized
50,000,000 common shares with a par value of $0.001
Issued and outstanding
September 30, 2001—13,975,398
December 31, 2000—10,895,444	13,975	10,895
Additional paid-in capital	7,612,461	5,877,670
Subscriptions received in advance (Note 13)	125,000	10,000
Non-qualified stock options outstanding (Note 7)	337,203	138,943
Deficit accumulated during the development stage	(8,226,810)	(5,533,597)

Total stockholders' equity (deficiency)	(138,171)	503,911

Total liabilities and stockholders' equity (deficiency)	$627,247	$1,188,377

Nature and continuance of operations (Note 1)

Commitments and contingencies (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Cumulative Amounts From Date of Inception on December 24, 1996 to September 30, 2001	Three Month Period Ended September 30, 2001	Three Month Period Ended September 30, 2000	Nine Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2000
EXPENSES
General and administrative	$4,753,400	$382,526	$182,626	$1,112,765	$481,664
Research and development	3,186,525	632,286	60,446	1,599,171	96,013

Loss from operations	(7,939,925)	(1,014,812)	(243,072)	(2,711,936)	(577,677)

OTHER INCOME (EXPENSE)
Interest income	56,016	1,479	—	18,723	—
Loss on disposal of capital assets	(376,392)	—	—	—	(500)

	(320,376)	1,479	—	18,723	(500)

Loss before extraordinary item	(8,260,301)	(1,013,333)	(243,072)	(2,693,213)	(578,177)
EXTRAORDINARY ITEM
Gain on extinguishment of debts, net of income taxes of $Nil	33,491	—	—	—	—

Loss for the period	$(8,226,810)	$(1,013,333)	$(243,072)	$(2,693,213)	$(578,177)

Basic and diluted loss per share		$(0.07)	$(0.03)	$(0.22)	$(0.07)

Weighted average number of shares outstanding		13,972,259	8,752,587	12,438,639	8,212,904

The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Cumulative Amounts From Date of Inception on December 24, 1996 to September 30, 2001	Nine Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(8,226,810)	$(2,693,213)	$(578,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	210,298	50,869	29,047
Compensation expense from vesting of non-qualified stock options	337,203	198,260	13,533
Loss on disposal of capital assets	376,392	—	—
Interest note payable	32,743	11,534	11,566
Consulting	160,000	—	—
Changes in non-cash working capital items:
Increase in prepaid expenses and other current assets	(191,492)	(169,772)	(334,946)
Increase (decrease) in accounts payable	383,629	200,102	(138,582)
Increase (decrease) in accrued liabilities	167,355	2,683	(42,834)
Increase (decrease) in due to related parties	18,164	(126,047)	(97,768)

Net cash used in operating activities	(6,732,518)	(2,525,584)	(1,138,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of cash on purchase of subsidiary	173	—	—
Purchases of capital assets	(901,376)	(297,751)	(3,709)
Deposit	(75,000)	—	—

Net cash used in investing activities	(976,203)	(297,751)	(3,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of capital assets	7,281	—	—
Notes payable (repayment)	128,198	(12,000)	—
Net proceeds received from stock issuances	7,499,592	1,732,551	1,360,000
Subscriptions received in advance	125,000	125,000	—

Net cash provided by financing activities	7,760,071	1,845,551	1,360,000

Change in cash and cash equivalents during the period	51,350	(977,784)	218,130
Cash and cash equivalents, beginning of period	—	1,029,134	1,223

Cash and cash equivalents, end of period	$51,350	$51,350	$219,353

Supplemental disclosure with respect to cash flows (Note 10)

The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock				Non- qualified Stock Options Outstanding	Deficit Accumulated During the Development Stage
				Subscriptions Received In Advance
	Number of Shares	Amount	Additional Paid-in Capital				Total
Stock issued for expenses incurred by founder	571,429	$571	$39,429	$—	$—	$—	$40,000
Stock issued for cash—December 1996	1,785,707	1,786	98,214	—	—	—	100,000
Stock issued for cash—March through July 1997	1,600,000	1,600	638,400	—	—	—	640,000
Stock issued for cash—August through December 1997	735,000	735	734,265	—	—	—	735,000
Issuance of non-qualified stock options	—	—	—	—	6,494	—	6,494
Loss for the period	—	—	—	—	—	(1,324,750)	(1,324,750)

Balance at December 31, 1997	4,692,136	4,692	1,510,308	—	6,494	(1,324,750)	196,744
Stock issued for cash—February through March 1998	165,000	165	264,835	—	—	—	265,000
Stock issued as compensation for bridge loan financing	22,857	23	79,977	—	—	—	80,000
Stock issued for cash—April through May 1998, net of offering expenses of $66,959	500,000	500	432,541	—	—	—	433,041
Contribution of capital by shareholders	—	—	300,000	—	—	—	300,000
Investment banking fee paid by shareholders	—	—	(300,000)	—	—	—	(300,000)
Advances on merger letter of intent converted to common stock November 1998	—	—	332,000	—	—	—	332,000
Deferred compensation from non-qualified stock options outstanding	—	—	—	—	31,438	—	31,438
Loss for the year	—	—	—	—	—	(1,373,505)	(1,373,505)

Balance at December 31, 1998	5,379,993	5,380	2,619,661	—	37,932	(2,698,255)	(35,282)
Advances on merger converted to common stock—February 1999	—	—	50,000	—	—	—	50,000
Assumption of debt by parent converted to common stock, February 1999	—	—	150,000	—	—	—	150,000
Acquisition of parent	2,028,375	2,028	(36,873)	—	—	—	(34,845)
Minority interest recorded at March 25, 1999	(1,486,852)	(1,486)	16,022	—	—	—	14,536
Shares issued for cash and receivables—April 1999	187,500	188	149,812	—	—	—	150,000

The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)

	Common Stock			Subscrip- tions Received In Advance	Non- qualified Stock Options Outstanding	Deficit Accumulated During the Development Stage
	Number of Shares	Amount	Additional Paid-in Capital				Total
Continued...
Shares issued for acquisition of additional shares of subsidiary —April 1999	629,284	628	(6,795)	—	—	—	(6,167)
Shares issued for consulting	71,429	71	79,929	—	—	—	80,000
Deferred compensation from non-qualified stock options outstanding	—	—	—	—	72,218	—	72,218
Loss for the year	—	—	—	—	—	(1,487,498)	(1,487,498)

Balance at December 31, 1999	6,809,729	6,809	3,021,756	—	110,150	(4,185,753)	(1,047,038)
Shares issued for cash in March 2000	1,942,858	1,943	1,358,057	—	—	—	1,360,000
Shares issued for cash in December 2000	2,142,857	2,143	1,497,857	—	—	—	1,500,000
Deferred compensation from non-qualified stock options outstanding	—	—	—	—	28,793	—	28,793
Subscriptions received in advance	—	—	—	10,000	—	—	10,000
Loss for the year	—	—	—	—	—	(1,347,844)	(1,347,844)

Balance at December 31, 2000	10,895,444	10,895	5,877,670	10,000	138,943	(5,533,597)	503,911
Shares issued for cash in May 2001	2,142,857	2,143	1,497,857	(10,000)	—	—	1,490,000
Shares issued for cash in June 2001	304,446	304	202,141	—	—	—	202,445
Shares issued for acquisition of additional shares of subsidiary in June 2001	600,566	601	(5,281)	—	—	—	(4,680)
Shares issued for cash in July 2001	32,085	32	40,074	—	—	—	40,106
Deferred compensation from non-qualified stock options outstanding	—	—	—	—	198,260	—	198,260
Subscriptions received in advance	—	—	—	125,000	—	—	125,000
Loss for the period	—	—	—	—	—	(2,693,213)	(2,693,213)

Balance at September 30, 2001	13,975,398	$13,975	$7,612,461	$125,000	$337,203	$(8,226,810)	$(138,171)

    The accompanying notes are an integral part of these consolidated financial statements.

PHAGE THERAPEUTICS INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2001

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

    The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As at September 30, 2001 the Company had a working capital deficiency of $(524,265) and has incurred losses of $8,226,810 from the date of inception on December 24, 1996 to September 30, 2001. The Company anticipates expending approximately $5,000,000 over the next twelve month period in pursuing its anticipated plan of operations. The Company anticipates covering these costs by additional equity financing. During the period ended September 30, 2001, the Company completed an offering of 2,142,857 units at $0.70 per unit pursuant to Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The total proceeds of $1,500,000 will help the Company complete its anticipated plan of operations. If the Company is unable to complete its further financing requirements, it will then modify its expenditures and plan of operations to coincide with the actual financing completed. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in stockholders' equity and cash flows at September 30, 2001 and for the periods then ended have been made. These financial statements should be read in conjunction with the audited financial statements of the Company for the year ended December 31, 2000. The results of operations for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

2.  SIGNIFICANT ACCOUNTING POLICIES

    These consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles. The significant accounting policies adopted by the Company are as follows:

Use of estimates

    In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses for the period. Actual results in the future periods could be different from these estimates made in the current period.

Basis of consolidation and presentation

    The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary Phage Tx, a Washington corporation. As of September 30, 2001, the Company owned approximately 95% of the outstanding common stock of Phage Tx. All significant inter-company transactions have been eliminated on consolidation.

    Effective March 25, 1999, the Company acquired 71% of the outstanding common stock of Phage Tx through a series of share exchange agreements with certain PhageTx shareholders (see Note 3). Added to the Company's previous share holdings of PhageTx, this transaction increased the Company's interest in PhageTx, to approximately 80%. As a result of this transaction, the former shareholders of PhageTx obtained control of the Company. For accounting purposes, this acquisition has been treated as a recapitalization of the Company. The accounting for this recapitalization is similar to a reverse take-over in which the financial statements presented include the accounts of PhageTx since inception (December 24, 1996) and the accounts of the company since the date of acquisition, March 25, 1999 to September 30, 2001.

Cash and cash equivalents

    All short-term investments, which consist entirely of bank repurchase agreements and certificates of deposit, with maturities of three months or less at date of purchase are considered to be cash equivalents. The amounts are recorded at cost, which approximates fair market value.

Concentration of credit risk

    The Company maintains a significant amount of its cash accounts in primarily one commercial bank in Vancouver, British Columbia, Canada. The Company's cash account is a business chequing account maintained in U.S. dollars, which totaled at September 30, 2001—$8,795 (December 31, 2000—$876,846). This account is not insured, however, management does not anticipate any loss from this concentration of credit risk.

Capital assets

    Capital assets are recorded at cost and are amortized over their useful lives using the straight-line method, which range from three to five years.

Research and development costs

    Research and development costs are expensed as incurred.

Accounting for impairment of long-lived assets and for long-lived assets to be disposed of

    Long-lived assets to be held and used by the Company are continually reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. In the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable and an estimate of future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss will be recognized. As at December 31, 2000, the Company's analysis indicated that there was an impairment of its long-lived assets as outlined in Note 4. Management has estimated that the research and experimentation costs to date are greater than the estimated future undiscounted cash flows. Therefore, research and experimentation costs to date have been expensed during the development stage period.

Financial instruments

    The Company's financial instruments consist of cash and cash equivalents, deposit, non-current, accounts payable, accrued liabilities, due to related parties and notes payable. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

Loss per share

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. The Company is a development stage company and has recorded a loss per share. The weighted average number of shares outstanding for 2001, 12,438,639 and 2000, 8,212,904, do not include the 4,003,630 (2000—2,028,572) warrants outstanding, the stock options of 1,790,554 (2000—1,285,000) as their effect would be anti-dilutive. Of the total 3,079,954 (2000—1,942,858) shares issued in the nine month period ended September 30, 2001, 1,543,195 (2000—1,403,175) shares are included in the weighted average number of 12,438,639 (2000 - 8,212,904) shares outstanding at September 30.

Income taxes

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

Stock-based compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

    The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18 ("EITF 96-18"), "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods or Services".

Accounting for derivative instruments and hedging instruments

    In June 1998, FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on the derivative designation. The effective date of SFAS 133 was deferred by FASB Statement No. 137, "Accounting for Derivative Instruments and Hedging

Activities—Deferral of the Effective Date of FASB Statement No. 133", and further amended by FASB Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Transactions". Since the Company does not have derivative instruments and hedging activities, pursuant to SFAS 133, there would be no impact on its financial position or the results of its operations from the adoption of this accounting policy.

New accounting pronouncements

    In June, 2001, FASB approved the issuance of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001.

    In July 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that records the fair value of the liability for closure and removal costs associated with the legal obligations upon retirement or removal of any tangible long-lived assets. The initial recognition of the liability will be capitalized as part of the asset cost and depreciated over its estimated useful life. SFAS 143 is required to be adopted effective January 1, 2003.

    In August 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" that supersedes SFAS No. 121 "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 is required to be adopted effective January 1, 2002.

    The adoption of these new pronouncements is not expected to have a material effect on the Company's financial position or results of operations.

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

ii)
Phage was formed for the sole purpose of seeking a target acquisition candidate and its net assets as of the Effective Date were negative. Accordingly, the acquisition of the Company will be accounted for at the net book value of the net assets of the Company recorded at the date of acquisition. The net assets acquired are as follows:

Cash and equivalents	$173
Account receivable	4,000
Accounts payable	(39,018)

Net assets acquired	$(34,845)

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

4.  CAPITAL ASSETS

	September 30, 2001	December 31, 2000
Research and development equipment	$244,769	$33,499
Computer and office equipment	82,972	52,309
Furniture and fixtures	25,605	18,178
Leasehold improvements	54,732	6,341

	408,078	110,327
Accumulated amortization	(100,673)	(49,804)

	$307,405	$60,523

    As at December 31, 2000, the Company's analysis of its capital assets determined an impairment value of $6,598 on research and development equipment, computer and office equipment and furniture and fixtures. The amount of $6,598 was the net book value of $104,529 in capital cost minus accumulated amortization of $97,931. The amount was recorded as a loss on disposal of capital assets.

5.  NOTES PAYABLE

	September 30, 2001	December 31, 2000
Principal amount	$140,198	$140,198
Accrued interest	20,743	21,209

	$160,941	$161,407

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

    In October 2000, the Company entered into a securities purchase agreement with seven purchasers to purchase 4,285,714 units at $0.70 per unit for total proceeds of $3,000,000. Each unit consists of one common share of the Company and a warrant. For every one and a half warrants, the holder thereof, is entitled to purchase another common share of the Company at an exercise price of $0.70 per share. The Company has received $1,500,000. As payment for the first part of this agreement, the 2,142,857 common shares associated with this payment have been issued and the warrants attached to this issuance exercisable until August 15, 2001. At September 30, 2001, the Company has received the second payment of $1,500,000. The 2,142,857 common shares were issued in May 2001, in accordance with Regulation D, Rule 506 of the United States Securities Act of 1933, as amended. The warrants attached to this second issue are exercisable until January 15, 2002.

    In June 2001, the Company issued 304,446 common shares of the Company for total proceeds of $202,445. This issue was comprised of 254,446 common shares which related to the exercise of stock options at $0.55 per share and 50,000 common shares which relate to the exercise of warrants at $1.25 per share.

    In June 2001, the Company issued 600,566 common shares for the acquisition of additional shares of Phage Tx. This acquisition reduced minority interest in Phage Tx from $(8,369) to $(3,689).

    In July 2001, the Company issued 32,085 common shares of the Company for total proceeds of $40,106. This issue was the exercise of 32,085 warrants at $1.25 per share.

Warrants

	September 30, 2001	December 31, 2000
Balance, beginning of period	2,028,572	85,714
Issued	4,285,714	1,942,858
Exercised	(82,085)	—
Expired	(2,228,571)	—

Balance, end of period	4,003,630	2,028,572

    As at September 30, 2001 there were 4,003,630 warrants outstanding that are exercisable into commons shares as follows:

Number of Shares	Exercise Price	Expiry Date
1,860,773	$2.00	June 2, 2002
2,142,857	0.70	January 15, 2002

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

    Following is a summary of the stock option activity:

	Nine Month Period Ended September 30, 2001		Nine Month Period Ended September 30, 2000
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding, beginning of period	1,405,000	$0.57	—	$—
Granted	775,000	0.78	1,285,000	0.55
Exercised	(254,446)	(0.55)	—	—
Cancelled	(135,000)	(0.75)	—	—

Outstanding, end of period	1,790,554	$0.65	1,285,000	$0.55

    The weighted average fair value of options granted to employees, non-employees and consultants during the nine month period ended September 30, 2001 was $0.78 (2000—$0.16) per share.

    Had compensation cost been recognized on the basis of fair value pursuant to SFAS 123, net loss and loss per share would have been adjusted as follows:

	Nine Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2000
Net loss
As reported	$(2,693,213)	$(578,177)

Pro-forma	$(2,764,131)	$(596,258)

Basic and diluted loss per share
As reported loss per share	$(0.22)	$(0.07)

Pro-forma	$(0.22)	$(0.07)

    SFAS 123, "Accounting for Stock-Based Compensation", encourages but does not require companies to record compensation cost for employee stock-based compensation plans at fair value. The Company has chosen to account for the employee stock-based compensation using APB 25, "Accounting for Stock Issued to Employees". Accordingly, compensation cost for stock options is measured as the excess, if any, of quoted market price of the Company's stock at the date of the grant over the option price. During the nine month period ended September 30, 2001, $118,700 has resulted from the use of this standard. The stock based compensation expensed during the period was $37,325, the balance to be expensed over the vesting period of the stock option.

    The Company granted 360,000 (2000 - 845,000) options to consultants and non-employees during the period, which are accounted for under SFAS 123 and EITF 96-18. The stock compensation recognized using FASB 123 for the nine month period ended September 30, 2001 was $299,462 (2000—$36,092), using the Black-Scholes option-pricing model. The options will be amortized over a one to four year period which is the expected period that the services will be performed over the vesting periods of the stock options by the consultants and non-employees. The stock compensation expensed during the period was $160,935 (2000—$13,533), of which $88,102 (2000—$6,786) was allocated to general and administrative and $72,833 (2000—$6,747) was allocated to research and experimentation.

    Following is a summary of the status of options outstanding at September 30, 2001:

	Outstanding Options
				Exercisable Options
		Weighted Average Remaining Contractual Life
Exercise Price	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.55	1,025,554	3.25	$0.55	1,025,554	$0.55
0.75	125,000	4.08	0.75	125,000	0.75
0.75	535,000	4.59	0.75	100,000	0.75
1.00	105,000	5.90	1.00	—	—

	1,790,554			1,250,554

    The assumptions used in calculating the fair value of options granted during the current period using the Black-Scholes option-pricing model are as follows:

	Nine Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2000
Risk free interest rate	3.97% - 4.30%	6.43%
Expected life of the options	2-4 years	2 years
Expected volatility	63.26% - 109.83%	218.42%
Expected dividend yield	—	—

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

	Shares Under Outstanding Options	Price Per Share	Weighted Average Exercise Price
Balance at December 31, 1998	1,599,000	$0.20—1.00	$0.69
Options granted	100,000	1.00	1.00
Options terminated	(224,000)	0.20—1.00	0.56

Balance at December 31, 1999	1,475,000	0.20—1.00	0.73
Options granted	—	—	—
Options terminated	—	—	—

Balance at September 30, 2001 and December 31, 2000	1,475,000		0.73

    As of September 30, 2001 all outstanding options were fully vested as a result of the PhageTx Acquisition transaction. No options granted have been exercised as of September 30, 2001. The weighted average contractual life of options outstanding as of September 30, 2001 was 6.6 years.

8.  INCOME TAXES

    The Company's total deferred tax asset is as follows:

Net tax benefit resulting from loss carry forward	$1,953,776
Valuation allowance	(1,953,776)

$—

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

9.  RELATED PARTY TRANSACTIONS

    During the period PhageTx paid wages of $90,000 (2000—$Nil) and paid consulting fees of $Nil (2000—$56,000) to the president and director of the Company. As at September 30, 2001, the Company owed $Nil (December 31, 2000—$75,413).

    During the period PhageTx paid wages of $63,000 (2000—$Nil) to the treasurer of the Company.

    On September 1, 1998, the Company entered into a management agreement with Stealth Investment Corp. ("Stealth") to provide day-to-day management services to the Company (the "Management Agreement"). A director and officer of the Company, is the sole shareholder and director of Stealth. The Management Agreement is terminable by either party with two months notice (which occurred on October 4, 2001, therefore contract ends December 31, 2001) and provides for a base fee of $10,000 per month until October 31, 2000, thereafter increased to $15,000 per month plus related expenses. The Company paid or accrued during the period, management fees of $67,500 (2000—$45,000), consulting fees of $67,500 (2000—$45,000), office expenses of $14,870 (2000—$7,622), office administration of $17,899 (2000—$22,383) and investor relations of $Nil (2000—$1,575). As at September 30, 2001 the Company owed Stealth $3,164 (December 31, 2000—$68,798).

    During the period, the Company paid $3,464 (2000—$Nil) in consulting fees to a director of the Company.

    During the period, the Company received a cash advance of $15,000 (2000—$Nil) from a director of the Company.

10.  SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

	Nine Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2000
Cash paid for income taxes	$—	$—

Cash paid for interest	$12,000	$—

    The following non-cash transaction occurred during the period ended September 30, 2001:

    The Company issued 600,566 common shares for the acquisition of additional shares of its subsidiary, Phage Tx. This acquisition reduced minority interest in Phage Tx from $(8,369) to $(3,689).

    There were no significant non-cash transactions for the period ended September 30, 2000.

11.  SEGMENTED INFORMATION

    The Company operates in one business segment in two geographic areas: Canada and the United States.

	Nine Month Period Ended September 30, 2001	Nine Month Period Ended September 30, 2000
Loss for the period
Canada	$652,375	$228,286
United States	2,040,838	349,891

	$2,693,213	578,177

	September 30, 2001	December 31, 2000
Identifiable assets
Canada	$57,690	$904,528
United States	569,557	283,849

	$627,247	$1,188,377

12.  COMMITMENTS AND CONTINGENCIES

Lease Agreement

    On November 1, 2000 and revised on July 1, 2001 (for additional space), the Company signed a lease agreement for office and research facilities which expires November 30, 2005. The lease contains an option to renew for an additional 5 years. Minimum future lease payments under this agreement are as follows:

December 31
001	$35,811
2002	145,648
2003	156,645
2004	165,075
2005	155,452

$658,631

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

Upon completion of Phase 6	$55,000
Upon completion of Phase 7	55,000

$110,000

    The Company has agreed to several research and development contracts with various universities and research institutes. The Company is contracted to pay for this year $306,253, of which $228,298 has been paid and $121,500 is prepaid at September 30, 2001. In addition, the Company has agreed to a total of $1,205,350 in contracts which are based on performance, controlled by management of the Company, which could be completed more than a year from now. The Company has advanced $509,273 on these contracts.

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

13.  SUBSCRIPTIONS RECEIVED IN ADVANCE

    During the period, the Company received $125,000 in advance for the exercise of 100,000 warrants at $1.25 per share. The 100,000 common shares have not been issued yet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: The following discussion contains or may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and certain assumptions made by management. All statements, trends, analyses and other information contained herein relative to trends in net sales, gross margin, anticipated expense levels, liquidity and capital resources, as well as other statements, including, but not limited to, words such as "anticipate," "believe," "plan," "estimate," "expect," "seek" and "intend," and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that the Company files from time to time with the Securities and Exchange Commission (the "SEC").

Overview

    Phage Therapeutics International Inc. (the "Company") is a development-stage biotechnology company that, through its controlling interest in Phage Therapeutics, Inc. ("Phage Therapeutics"), is focused on developing certain bacterial virus products which can be used to treat individuals infected with bacteria that are resistant to traditional antibiotics and other bacterial infectious diseases. The type of viruses on which the Company is focusing its development efforts are called "bacteriophage," "phage", or "phage therapeutic agents". The Company's goal is to establish itself as a leader in the discovery, development and regulatory approval of bacteriophage-based therapeutic products.

    Bacteriophage are bacterial viruses that infect and destroy bacteria. Bacteriophage are highly specific, with each kind of bacteriophage typically infecting only one bacterial species. A bacteriophage virus infects a host bacterial cell by attaching itself to the bacterial cell surface and then injecting its viral nucleic acid into the bacterial cell. Hundreds of new bacteriophage viruses are formed within the bacterial cell as the virus replicates. The bacterial cell is subsequently destroyed, releasing the newly formed bacteriophage viruses to infect additional bacterial cells. This process is repeated within the bacterial population about every 20 minutes until the bacteria are eliminated.

    The Company has isolated and is currently in the process of developing three bacteriophage product candidates which demonstrate clinical utility against the following infectious agents: Staphylococcus aureus and other Staphylococcus species ("Staph"), Mycobacterium tuberculosis ("Tuberculosis"), and Pseudomonas aeruginosa ("Pseudomonas"). The Company's first Staph product candidate is currently in preclinical testing. The Company anticipates that its Tuberculosis and Pseudomonas product candidates will be ready for preclinical testing by the end of 2001. After the completion of preclinical testing, the Company intends to manufacture and seek regulatory approval for each of these product candidates, at least through Phase II clinical trials.

    The Company's strategy for commercializing its products, if and when they are developed and approved by the United States Food and Drug Administration ("USFDA"), is to license successful product lines to third parties for marketing, sales and distribution, so that the Company may remain focused on the discovery, development and regulatory approval of additional bacteriophage-based therapeutic products.

    Phage Therapeutics was incorporated in the State of Washington on December 24, 1996, to pursue the development of bacteriophage products. The Company was originally incorporated in the State of Florida on July 8, 1997, under the name All Products Distribution, Corp. for the purpose of owning and operating beauty salons. This business venture was not successful and was discontinued in February 1998. On August 19, 1998, the Company changed its name to Phage Therapeutics International Inc. Since that time, the Company has acquired 95% of Phage Therapeutics' outstanding common stock through a combination of purchasing newly-issued common stock directly from Phage Therapeutics plus a series of stock exchanges with individual shareholders of Phage Therapeutics. See "Item 4. Recent Sales of Unregistered Securities." The Company's goal is to acquire 100% of Phage Therapeutics. All references to the Company in this Form 10-QSB include Phage Therapeutics unless the context indicated otherwise.

Plan of Operation

    Since August 1998, the Company has been involved in research and developing its products and has had no revenues from operations. The Company estimates that it has spent approximately $1,587,354 on research and development from August 1998 to December 31, 2000, approximately $596,692 over the twelve-month period ending December 31, 2000, and approximately $1,599,171 during the nine-month period ending September 30, 2001. As a result, the Company has reported a loss in each of year of its existence. To date, the Company has financed its operations through the private sale of its securities and loans from shareholders.

    The Company anticipates spending approximately $5,000,000 over the next 12-month period as follows:

Use of Funds	Amount
Repayment of Indebtedness(1)	$296,000
Personnel Costs (salaries, taxes and benefits)	$1,350,000
Pharmaceutical R&D:(2)
Manufacturing Development	$0
Manufacturing Scale-Up	$620,000
Analytical Methods Development	$200,000
Formulations Development	$75,000
Preclinical Safety and Efficacy Testing	$385,000
Preclinical "Proof of Principle" Tests	$285,000
Clinical Supplies Manufacturing	$50,000
cGMP Documentation	$75,000
Initial Stability Studies	$50,000
Phase I Clinical Trials(2)	$100,000
Phase II Clinical Trials(2)	$100,000
USFDA Regulatory Costs:(2)
Internal	$100,000
Outsourced	$125,000
Laboratory Operations:(2)
Internal	$170,000
Outsourced	$150,000
Internal (Tuberculosis and Pseudomonas)	$45,000
Facilities (rent, telephones, maintenance)	$144,000
Equipment (lab and office)	$200,000
Legal (Intellectual Property)	$150,000
Legal (Corporate and Securities)	$100,000
Accounting (Tax and Audit)	$30,000
Investor and Public Relations	$20,000
Stealth Fees(3)	$30,000
Total	$5,000,000

(1)
To repay unpaid back wages to Dr. Honour and Dr. Herman, and unpaid back consulting fees for Mr. John Blasecki (deceased).

(2)
The Company's Staph product candidate only. Very little cost, if any, is anticipated in the next 12 months for the Company's Tuberculosis and Pseudomonas product candidates. The Company anticipates that these product candidates will be ready for preclinical testing by the end of 2001. At that time, the Company will decide how much financing will go towards the testing of these two products.
(3)
To be paid to Stealth under the management consulting contract and hourly legal and general administrative contract services, which has been terminated as of December 31, 2001.

    The Company intends to cover these costs by additional equity financings. If the Company is unable to raise all of these funds, the Company plans to cut back its operations by reducing the amount spent on personnel costs, and on research and development, in particular, preclinical safety and efficacy testing, preclinical 'proof of principle' tests, and Phase I and II clinical trials. Management believes these tests can still be conducted with less funding. If the Company is unable to raise sufficient capital to continue its plan of operations, then the Company may be required to delay, scale back or eliminate some or all of its research and development programs or to cease operations.

Results of Operations

Quarter ended September 30, 2001 as compared to quarter ended September 30, 2000

    Net Revenues.  The Company had no revenue in the quarter ended September 30, 2001 or 2000, due to its continuing status as a development stage company.

    Research and Development.  Research and development costs were $632,286 in the quarter ended September 30, 2001, up $571,840 from $604,446 for third quarter 2000. This increase is due in large part to (a) $121,500 prepaid to three universities under research and development contracts, and (b) $266,322 paid on a projected $2,364,741 worth of CRO fee for service contracts.

    General and Administrative Expenses.  General and administrative expenses, before charges for stock compensation, were $368,993 in the quarter ended September 30, 2001, up 351% from $105,165 for the same period in 2000.

    Stock Compensation Expense.  Stock compensation expense was $77,461 in the quarter ended September 30, 2001, an increase of $63,928, over third quarter 2000. Stock compensation expense is a non-cash expense that reflects the fair value of common stock or warrants granted to non-employees of the Company. See "Part II. Item 2—Changes in Securities and Use of Proceeds."

    Net Loss.  The Company's net loss was approximately $1,013,333 for the quarter ended September 30, 2001, an increase of $770,261 compared with $243,072 for third quarter 2000. The main elements contributing to the increase in losses include higher general and administrative expenses, and increased research and development costs.

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000

    Net Revenues.  The Company had no revenue in the nine months ended September 30, 2001 or 2000, due to its continuing status as a development stage company.

    Research and Development.  Research and development costs were $1,599,171 in the nine months ended September 30, 2001, up $1,503,158 from $96,013 for the same period in 2000. This increase is due in large part to (a) $158,298 prepaid to three universities under research and development contracts, and (b) $830,792 paid on a projected $2,364,741 worth of CRO fee for service contracts.

    General and Administrative Expenses.  General and administrative expenses, before charges for stock compensation, were $914,505 in the nine months ended September 30, 2001, up 204% from $448,131 for the same period in 2000.

    Stock Compensation Expense.  Stock compensation expense was $198,260 in the nine months ended September 30, 2001, an increase of $184,727, over the same period in 2000. Stock compensation expense is a non-cash expense that reflects the fair value of common stock or warrants granted to non-employees of the Company. See "Part II—Item 2. Changes in Securities and Use of Proceeds."

    Net Loss.  The Company's net loss was approximately $2,693,213 for the nine months ended September 30, 2001, an increase of $2,115,036 compared with $578,177 for the same period in 2000. The main elements contributing to the increase in losses include higher general and administrative expenses, and increased research and development costs.

Liquidity and Capital Resources

Quarter ended September 30, 2001 as compared to quarter ended September 30, 2000

    Cash Position.  At September 30, 2001, the Company had $51,350 in cash or cash equivalents (including the $75,000 long-term certificate of deposit pledged as security for its facilities lease), down 76.6% from cash of $219,353 at September 30, 2000.

    Working Capital.  At September 30, 2001, the Company had working capital of ($524,265) and a working capital ratio of .32 to 1, as compared with working capital of ($277,233) and a working capital ratio of .67 to 1 at September 30, 2000.

    Cash used in Operating Activities.  Net cash used in operations for the quarter ended September 30, 2001 was $771,477, an increase of $186,389 from $585,088 in the comparable period of 2000. These operating cash outflows resulted primarily from increases in general operations and research and development activities.

    Cash received from Financing Activities.  During the quarter ended September 30, 2001, the Company received $0.00 from financing activities.

Nine months ended September 30, 2001 as compared to nine months ended September 30, 2000

    Cash used in Operating Activities.  Net cash used in operations for the nine months ended September 30, 2001 was $2,525,584, an increase of $1,387,423 from $1,138,161in the comparable period of 2000. These operating cash outflows resulted primarily from increases in general operations and research and development activities.

    Cash received from Financing Activities.  During the nine months ended September 30, 2001, the Company received $1,845,551 from financing activities, up $485,551, or 35.7%, from $1,360,000 in third quarter 2000. Of this amount, $1,490,000 was received from private placements of its common stock, $102,606 was received through the exercise of warrants, and $139,945 through the exercise of stock options, and $125,000 from subscriptions received in advance. See "Part II—Item 2. Changes in Securities and Use of Proceeds."

    Going Concern Qualification.  The Company's auditor issued a "going concern" opinion in its reports for each of 2000 and 1999, which raises substantial doubt as to the Company's ability to continue as a going concern due to the losses from operations, unless the Company achieves future profitable operations or obtains additional financing.

Commitments and Contingencies

    Research and Development.  As of September 31, 2001, the Company became obligated to pay Intelligene Expressions, Inc. $55,000 upon completion of stages 5, 6, and 7 of the manufacturing contract for the Company's Staph product candidate. In addition, the Company is obligated to pay $147,955 to three universities and research institutes by December 31, 2001. Also, the Company is obligated to pay approximately $1,027,900 under pending CRO fee-for-service arrangements through year end 2001.

    Lease.  The Company is obligated to pay $11,773 per month under its lease for the Bothell facility, which increases to $14,132 by its expiration November 2005.

Need for Future Capital

    The Company requires substantial capital in order to meet its ongoing corporate obligations and in order to continue and expand its current and strategic business plan. At current operating rates, the Company believes that it can only satisfy its cash requirements over the next 12 months from the sale of additional equity and funds received upon warrant and option exercises.

    The Company's long-term capital requirements beyond the next 12 months will depend on many factors, including, but not limited to, the rate of development of the Company's product, the Company's ability to develop and maintain its research and development program, the level of resources required to test the Company's products and other factors, some of which may be beyond the Company's control. A slower than expected rate of development of the Company's products, extraordinary costs associated with the Company's research and development program, would materially adversely affect the Company's liquidity. The Company will need to continue seeking additional sources of capital, including an additional offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity, in order to fund its long-term capital requirements.

    The Company currently has no commitments for short- or long-term financing, and there can be no assurances that any such additional financing will be available in a timely manner, or, if available, will be on terms acceptable to the Company. The inability of the Company to raise additional equity capital or borrow funds required to effect its business plan may have a material adverse effect on the Company's financial condition and future prospects. Additionally, to the extent that further funding ultimately proves to be available, both debt and equity financing involve risks. Debt financing may require the Company to pay significant amounts of interest and principal payments, reducing the resources available to the Company's business operations. Equity financing may be highly dilutive to the Company's stockholders' interest in the Company. Any debt financing or other financing of securities senior to common stock will likely include financial and other covenants that will restrict the Company's flexibility.

Recent Accounting Pronouncements

    FASB 133.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which was subsequently amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities: Deferral of Effective Date of FASB 133" and Statement No.138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities: an amendment of FASB Statement No. 133." SFAS 137 requires adoption of SFAS 133 in fiscal years beginning after June 15, 2000. SFAS 138 establishes accounting and reporting standards for derivative instruments and addresses a limited number of issues causing implementation difficulties for numerous entities. SFAS 133 requires the recognition of all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If the derivative qualifies as a hedge, depending on the nature of the exposure being hedged, changes in the fair value of derivatives are either offset against the change in fair value of hedged assets, liabilities, or firm commitments through earnings or are recognized in other comprehensive income until the hedged cash flow is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. SFAS 133 permits early adoption as of the beginning of any fiscal quarter. SFAS 133 became effective for the Company in first quarter 2001. The Company does not expect adoption of SFAS 133 to have a material effect on its financial statements.

    FIN 44.  The Company has elected to adopt FIN 44, "Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, Accounting for Stock Issued to Employees," which the FASB issued in March 2000. FIN 44 clarifies (a) the definition of "employee"

for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company's adoption of FIN 44 is not expected to have a material effect on the Company's financial statements.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

    From time to time, the Company may be subject to legal proceedings and claims, which may have a material adverse effect on its business. The Company is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Stock Option Issuances

    During third quarter 2001, the Company issued options to purchase 85,000 shares of common stock under its 2000 Stock Plan.

Option and Warrant Exercises

    During third quarter 2001, the Company issued 32,085 shares of common stock upon the exercise of warrants for subscriptions of $40,106.25, pursuant to the exemption from registration set forth in Rule 506 of Regulation D under the Securities Act of 1933. The Company also issued 0 shares of common stock upon the exercise of stock options for an aggregate exercise price of $0.00, pursuant to the exemption from registration set forth in Rule 701 under the Securities Act of 1933.

    Phage intends to use all funds received by through the exercise of stock options and warrants received in this quarter for general working capital.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    We held our annual meeting of shareholders, which had been adjourned on June 4, 2001, on September 10, 2001. At the meeting, our shareholders voted on the following:

Proposal No. 1. Election of Directors

    6,740,196 in favor, 0 against, 0 abstained, 0 broker non-votes

Proposal No. 2. Ratification of Selection of Davidson & Company Chartered Accountants, as the Company's Independent Auditors.

    6,740,196 in favor, 0 against, 0 abstained, 0 broker non-votes

Item 5. Other Information

    On October 4, 2001, the Company advised Stealth Investments Corp. ("Stealth") that it was terminating its management consulting contract effective December 31, 2001. The Company currently engages four management consultants that provide management and administrative services to the Company through Stealth for an aggregate monthly consulting fee of $15,000 paid to Stealth plus hourly fees for administrative and other services.

Item 6. Exhibits and Reports on Form 8-K

a.
Exhibits.

    None.

b.
Reports on Form 8-K

    The Company filed the following reports on Form 8-K during the third quarter of fiscal 2001:

  •
  On June 5, 2001, the Company filed a Form 8-K announcing that its annual meeting of shareholders had been adjourned from June 4, 2001 until September 10, 2001.

SIGNATURES

    Pursuant to the requirements of the Exchange Act, the registrant has caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2001
/s/ RICHARD HONOUR Richard Honour Chairman and Chief Executive Officer (Principal executive officer)
/s/ DARREN PYLOT Darren Pylot Chief Financial Officer (Principal financial and accounting officer)

QuickLinks

PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2001
TABLE OF CONTENTS
  ITEM 1. FINANCIAL STATEMENTS
PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) CONSOLIDATED BALANCE SHEETS (Unaudited)
PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Unaudited)
PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (Unaudited)
PHAGE THERAPEUTICS INTERNATIONAL INC. (A Development Stage Company) NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) SEPTEMBER 30, 2001
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Plan of Operation
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES